Form 10-K
period 2007-03-31
MAN-AHL 130, LLC
filed 2007-06-29
CIK 1326101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑  Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended:  March 31, 2007
or
☐  Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

Commission File Number: 333-126172

               Man-AHL 130, LLC
(Exact name of registrant as specified in its charter)

Delaware	84-1676365
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
c/o MAN INVESTMENTS (USA) CORP.
123 North Wacker Drive, 28th Floor
           Chicago, Illinois  60606
(Address of principal executive offices)

Registrant’s telephone number, including area code:   (312) 881-6800

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:                                None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [  ]   No [X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [  ]   No [X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporation by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):   Large accelerated filer [  ]       Accelerated Filer [  ]                            Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [   ]   No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Documents Incorporated by Reference

None.

PART I

Item 1.   Business

(a)   General development of business

Man-AHL 130, LLC (“Man-AHL 130”) is a Delaware limited liability company organized April 14, 2005, pursuant to a Certificate of Formation filed with the Secretary of State of the State of Delaware under the Delaware Limited Liability Company Act, to engage in speculative trading in the futures, options and forward markets under the direction of Man-AHL (USA) Limited, a registered commodity trading advisor (“AHL”), and to invest a limited amount of its capital in Man-Glenwood Lexington, LLC and Man-Glenwood Lexington TEI, LLC (collectively, the “Man-Glenwood Funds”), registered investment companies managed by Glenwood Capital Investments, L.L.C., which, in turn, invest, indirectly, in a portfolio of private investment funds.  On June 28, 2005, Man-AHL 130 filed a registration statement under the Securities Act of 1933 with the Securities and Exchange Commission, which registration statement was subsequently amended.  The registration statement became effective February 1, 2007 and registered 1,000,000 units of limited liability company interest, divided equally between two classes (the “Units”), to be sold at an initial offering price of $100 per Unit through March 30, 2007 for Class A Units and through June 29, 2007 for Class B Units (subject to extension until September 28, 2007) and, thereafter, at their net asset value.  These two classes are designed to have virtually identical trading and investment portfolios.  Class A Units are offered only to taxable investors, while the Class B Units are offered only to tax-exempt investors.  As of March 31, 2007, Man-AHL 130 had not commenced operations.  The Units are offered through a number of registered broker-dealer selling agents, including Man Investments Inc., on a best efforts basis.  The amount of capital raised for Man-AHL 130 should not have a significant impact on its operations, as Man-AHL 130 has no significant capital expenditure or working capital requirements other than to pay trading losses, brokerage fees and charges.

Man Investments (USA) Corp. (the “Managing Member”), a Delaware corporation, is the managing member of Man-AHL 130.  The Managing Member invested $10,000 in Man-AHL 130 as a “seed capital” investment in conjunction with the formation of Man-AHL 130.  The Managing Member, AHL, Glenwood Capital Investments, L.L.C. (“Glenwood”), Man Investments Inc. (Man Investments”), and Man Financial Inc. and Man Financial Limited (together, “Man Financial”), Man-AHL 130’s futures clearing broker and foreign exchange clearing broker, respectively, are affiliates of Man Group plc, a public company listed on the London Stock Exchange (collectively, the “Man Group”).

(b)   Financial information about industry segments

Man-AHL 130’s business constitutes only one segment, i.e., a speculative commodity pool.  Man-AHL 130 does not engage in sales of goods and services.  Financial information regarding Man-AHL 130’s business is set forth in Item 6 “Selected Financial Data” and in Man-AHL 130’s Financial Statements included in Item 8 hereof.

(c)   Narrative description of business

Man-AHL 130 is a speculative and leveraged managed futures fund which will trade pursuant to the AHL Diversified Program (the “AHL Diversified Program”), with the objective of seeking medium- to long-term capital appreciation.  The AHL Diversified Program is a global managed futures program directed on behalf of Man-AHL 130 by AHL.  Although managed futures funds typically hold all of their capital in reserve to cover trading losses and margin their open futures and forward positions,  Man-AHL 130 maintains approximately 70% of its capital in cash and cash equivalents and invests the remainder of its capital — approximately 30% — in the Man-Glenwood Funds, multi-strategy, multi-manager funds of funds which emphasize efficient allocation of investor capital among hedge funds and other pooled investment vehicles with a range of investment strategies, managed by independent investment managers (“Sub-Funds”).  The 30% investment in the Man-Glenwood Funds will be made by investing approximately 30% of Class A capital in Man-Glenwood Lexington, LLC and 30% of Class B capital in Class A units of Man-Glenwood Lexington TEI, LLC.  The Man-Glenwood Funds, in turn, allocate their capital, through an investment in Man-Glenwood Lexington Associates Portfolio, LLC, a registered investment company serving as a master investment vehicle (the “Portfolio Company”), to a portfolio of private investment funds.

The AHL Diversified Program is a global managed futures trading program that is systematic (i.e., the AHL traders’ market judgment has little to do with AHL’s trading), primarily technical (i.e., focusing on market prices rather than attempting to analyze fundamental economic data as a means of predicting prices) and primarily trend-following (i.e., attempting to identify price trends and taking positions in direct response to such trends).  While AHL’s trading systems themselves are continuously being developed and/or adapted, the AHL trading approach leaves little room for discretionary decision-making by the AHL traders — perhaps the most important subjective judgment they make is whether to execute trades as a single order or as a series of different trades.

The AHL Diversified Program is quantitative and primarily directional (i.e., it employs statistical models of market behavior in seeking to identify and take advantage of upward and downward price trends in the commodities markets).  Trading takes place 24 hours per day and real-time price information is used to respond to price moves across a diverse range of approximately 34 exchanges in 100 different global markets encompassing stock indices, bonds, currencies, short-term interest rates, metals, energies and soft commodities.  The AHL Diversified Program invests in a diversified portfolio of futures, options and forward contracts, swaps and other financial derivative instruments both on and off exchange.  These markets may be accessed directly or indirectly.

In addition to sector and market diversification, the AHL Diversified Program seeks to achieve diversification by combining various systems driven by computerized processes or trading algorithms, which sample prices in real-time and measure price momentum and breakouts spread over the approximately 100 markets traded.  The trading algorithms seek to initiate positions in trending markets and close out positions when a high probability exists of a different trend developing, although the AHL Diversified Program may include algorithmic systems based on certain forms of quantitative fundamental data such as interest-rate data.  For diversification, the AHL Diversified Program deploys investment capital across the full range of sectors and markets.  Factors determining asset allocation weightings to different sectors and markets are market and sector correlations, expected returns, market access costs and market liquidity.

Market volatility is one widely accepted indication of risk.  The AHL systems are designed to reduce the exposure of an account, such as Man-AHL 130, to a market as its volatility — and, accordingly, risk — increases.  The AHL Diversified Program systems, as applied, are intended to target defined volatility levels rather than returns, assisted by computer-supported analytical instruments and real-time risk control and management information systems.

The AHL Diversified Program uses margin and considerable leverage to reach model allocations.  Although there is no limit to the amount of leverage the AHL Diversified Program may employ, it will typically hold futures positions with a face amount equal to approximately 300% to 800% of Man-AHL 130’s Net Asset Value and typically employs 12% to 18% of an account’s nominal value (i.e., trading level) to margin such positions.

The central investment philosophy is that markets are characterized by real and often fairly persistent pricing irregularities that are neither the result of random behavior nor the outcome of perfectly informed or rational decisions by market participants.  Powerful computerized processes or trading algorithms are used to sample prices in real-time, seeking to identify and exploit the existence of price trends.  The core trend-following strategies include trading approaches which are intended to close out positions once a trend is completed and there is a high probability of a different trend developing.

These strategies combine multiple signal generators based on various time frames, ranging from two to three days to several months.  AHL operates a number of different trend-following models.  These vary in terms of the data they include in attempting to identify price trends (e.g., six-week moving average prices, daily clearing prices for the last six months, intra-day highs and lows) as well as in the criteria which they apply in identifying whether a price trend has been determined.

In most of the instruments in which Man-AHL 130 trades, AHL will apply more than one of its price trend-following identification models.  The number of different models applied to a particular market may depend upon how liquid the market is.  In instruments such as US Treasury bond futures, AHL can apply multiple models and allocate evenly between high turnover, short-term trend models and longer-term trend models.  In certain markets, on the other hand, the liquidity (and hence the availability of positions) is significantly more limited so that AHL is more likely to follow longer-term trend models.  Markets with higher liquidity and lower access costs can support higher trading frequencies and may receive greater allocation weightings in the portfolio.  The core trend-following component is complemented by proprietary strategies that seek to capture profits from the relative pricing of related positions rather than absolute price movements.

All the strategies and systems of the AHL Diversified Program are designed to target defined volatility levels rather than returns, and the investment process is underpinned by computer-supported analytical instruments and disciplined real-time risk and management information systems.  A proprietary risk measurement method similar to the industry standard “value-at-risk” helps ensure that the rule-based decisions that drive the investment process remain within predefined risk parameters.  Margin-to-equity ratios are monitored daily, and the level of exposure in each market is quantifiable at any time and is adjusted in accordance with market volatility.  Market correlation is closely monitored to prevent over-concentration of risk and ensure optimal portfolio weightings.  Market liquidity is examined with the objective of ensuring that Man-AHL 130 will be able to initiate and close out trades as indicated by AHL’s systems at market prices, while brokerage selection and trade execution are continually monitored with the objective of ensuring quality market access.

Refinements to the AHL Diversified Program since its development include the introduction of market volatility controls, an increase in the number and diversity of markets, the introduction of 24-hour trading and systems differentiation to include strategies that complement the main trend-following trading algorithms.

AHL may continue to increase the number and diversity of markets and instruments traded directly or indirectly by the AHL Diversified Program.

The Managing Member will invest approximately 30% of Man-AHL 130’s capital in the Man-Glenwood Funds, each a registered investment company, multi-strategy, multi-manager fund of funds which emphasizes efficient allocation of investor capital among hedge funds and other pooled investment vehicles with a range of investment strategies, managed by independent investment managers.  Historically, the AHL Diversified Program has required only approximately 10% to 20% of an account’s capital to margin the full positions which the AHL Diversified Program acquires for an account with 100% of such capital.  These low margin requirements  (typical of many managed futures programs) make possible Man-AHL 130’s investment of 30% of its capital in the Man-Glenwood Funds.  The capital represented by such investment would otherwise be held in reserve cash and cash equivalents in order to cover losses in the AHL Diversified Program.  The following are general descriptions of certain principal investment strategies represented in the Man-Glenwood Funds’ investment portfolio.

Equity Hedge.  Equity hedge is characterized by investment managers investing in domestic and international equity markets while hedging overall equity market risk by, for example, taking short positions in the applicable stock index.  By attempting to neutralize the effects of general equity market increases or declines on a fund’s portfolio, these traders focus either on individual stocks or on the relative values of stocks of different but related issuers.  Returns can be driven by fundamental or quantitative security selection, both within sectors or across sectors.  However, the portfolio is constructed so as to substantially eliminate exposure to general equity market price movements as opposed to the price movements of individual stocks.  For example, if the Dow Jones Industrial Average declines 10% while Ford Motor Company stocks declined only 9%, an equity hedge manager would hope to be able to recognize the 1% profit on the outperformance of Ford, while avoiding the 10% losses incurred by the market as a whole.

Multi-Strategy.  Investment managers in this style take a multi-disciplinary approach to trading in various markets, including equities, bonds, derivatives and commodities.  Strategies may include, but are not limited to, relative value, event-driven, equity hedge and commodity and trading strategies.

Event-Driven.  Investment managers within the event-driven strategy focus on corporate events such as bankruptcies, mergers, reorganizations, spin-offs, restructurings and changes in senior management that have the potential to significantly change the future prospects, and the future valuation, of a company.

Major strategies within the event-driven area are: (i) distressed securities; and (ii) mergers and reorganizations (risk arbitrage).  Investing in distressed securities typically involves buying or selling short securities of companies that are in or facing bankruptcy, reorganization or other distressed situations.  Mergers and reorganizations strategies typically involve buying or selling short securities of target and acquiring companies, respectively, in anticipation of a merger transaction.  In each case, the outcome of the financial restructuring, merger, etc. is expected materially to affect the value of the positions acquired.  These strategies are typically subject to major losses if the anticipated “event” is not consummated.

Relative Value.  These investment managers attempt to exploit mispricings within different securities of either the same issuer or of issuers with similar fundamental characteristics.  This strategy often involves attempting to exploit the value of the option component embedded in certain securities, particularly convertible bonds.  Typical strategies include convertible bond arbitrage, credit arbitrage and derivatives arbitrage.  By “arbitrage” what is meant is that these strategies seek to profit from relative mispricings between, for example, a convertible bond and the common stock into which it is convertible, the subordinated and senior debt of the same or related issuer or the equity options and underlying equity of the same or related issuers.

Variable Equity.  These investment managers invest in domestic and international equity markets.  These managers will generally take positions both based on issuer-specific factors, and so as to reflect the manager’s opinions as to the likely movements of the market as a whole.  Returns are driven by the individual stock selection skills, following either fundamental or quantitative selection criteria, along with the ability to identify shifts in market direction.

Commodity and Trading.  Commodity trading seeks to generate profits by trading in markets other than equities and/or bonds.  Commodity trading strategies can be purely model-driven (based on systems which analyze historical price patterns and information), fundamentally-driven (based on the manager’s analysis of underlying economic factors) or a combination of the two.  Many futures trading strategies attempt to identify price trends and movements rather than to profit from identifying relative mispricings.

The Managing Member will receive a management fee of 1/12 of 0.75% of the Net Asset Value of all outstanding Units at each month-end (a 0.75% annual rate), calculated monthly and paid quarterly in arrears.  For managing Man-AHL 130’s assets pursuant to the AHL Diversified Program, Man-AHL (USA) Limited will receive a management fee of 1/6 of 1% of the month-end notional value of Man-AHL 130’s AHL account (a 2% annual rate) – approximately equal to Man-AHL 130’s Net Asset Value – calculated and paid as of the end of each calendar month and a monthly incentive fee of 20% of any “new net profit” attributable to Man-AHL 130’s AHL account (the capital attributable to both Classes of Units will be traded in the same AHL account).  “New net profit” is the increase in the month-end net asset value of the AHL account (after deduction of monthly management fees, expenses and brokerage commissions and excluding net interest income) over the account’s highest net asset value as of the end of any preceding month, adjusted for capital contributions and withdrawals, or the commencement of trading.  Man-AHL 130’s investment in the Man-Glenwood Funds is subject to annual management, investor servicing and administrative fees and expenses equal to approximately 3% per annum of the aggregate value of Man-AHL 130’s investment in the Man-Glenwood Funds, calculated monthly and paid quarterly.  The investment managers of the Sub-Funds generally charge their Sub-Funds a management fee, generally ranging from 1% to 2% annually of the net assets under their management (including Man-AHL 130’s investment indirectly through the Portfolio Company), and some or all of the Sub-Fund managers will receive performance or incentive allocations generally expected to range from 15% to 25% of net profits annually or quarterly, although on occasion these fees and/or allocations may be higher.

Man-AHL 130’s organizational and initial offering costs were paid by the Managing Member, or an affiliate, without reimbursement from Man-AHL 130 or its Unitholders.  Man-AHL 130 will pay the routine costs of executing and clearing Man-AHL 130’s trades, administrative expenses, including costs incurred in connection with the continuing offering of Man-AHL 130’s Units, and any extraordinary expenses which it may incur.

Man-AHL 130 has entered into an administration agreement with SEI Global Services, Inc., an independent third party administrator (the “Administrator”), to provide various services (such as administration, accounting, valuation, tax reporting and investor services) at competitive rates.  Total administrative expenses of Man-AHL 130 in excess of 1/12 of 0.50% of each month-end Net Asset Value (approximately 0.50% of Net Asset Value per annum) during the first 24 months following the commencement of Man-AHL 130’s operations will be paid by, or reimbursed to Man-AHL 130 by, the Managing Member or an affiliate.  Thereafter, expenses in excess of such 0.50% per annum level will be payable by Man-AHL 130, but may be paid by the Managing Member in its discretion.

Man Financial Inc. acts as the futures brokers for Man-AHL 130 and Man Financial Limited executes and clears Man-AHL 130’s currency forward trades.  Man-AHL 130 pays “bid asked” spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts.

Man-AHL 130 is open-ended and may offer Units at net asset value as of the first day of each month.  Unitholders may redeem Units upon as of the end of any calendar quarter, upon 45 days’ prior written notice to the Managing Member.  In order to pay redemption proceeds, it may be necessary for Man-AHL 130 to tender for repurchase a portion of its investment in the Man-Glenwood Funds.  Man-AHL 130 will attempt to have such investment repurchased through the Man-Glenwood Funds’ quarterly tender process.  Redemption proceeds will generally be paid within 45 days after the quarter-end of redemption.  If quarter-end redemptions are requested for more than 15% of Man-AHL 130’s total then-outstanding Units, each redemption request will be reduced pro rata so that only 15% of Man-AHL 130’s total then-outstanding Units are redeemed.  Units not redeemed due to the reduction of a redemption request will remain subject to increase or decrease in value as a result of Man-AHL 130’s trading activities.   Redeeming Unitholders will be notified if redemption requests for any given quarter-end are likely to be pro rated in order to comply with such 15% limitation, and will be given an opportunity to withdraw their redemption requests.

Man-AHL 130’s cash and cash equivalent investments are used by Man-AHL 130 to engage in its trading activities and as reserves to support that trading.  Man-AHL 130’s assets deposited with Man Financial Inc. as margin are maintained in “customer segregated funds accounts” or “foreign futures and foreign options secured amount accounts” as required by Commodity Futures Trading Commission regulation.  Assets not deposited as margin or invested in the Man-Glenwood Funds are maintained in accounts with Man Financial Limited as collateral in connection with Man-AHL 130’s foreign currency forward trading or with third party banks in the name of Man-AHL 130.  The Managing Member believes that, if need be, Man-AHL 130’s investment in the Man-Glenwood Funds can be liquidated through the Man-Glenwood Funds’ quarterly tender process to support Man-AHL 130’s AHL Diversified Program trading.

Man-AHL 130 does not engage in lending (other than through permitted securities investments).  The Managing Member does not anticipate making any distributions of profits, if any.

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the Commodity Futures Trading Commission (the “CFTC”).  National Futures Association (“NFA”), a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals.  The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.”  The CEA requires commodity pool operators, such as the Managing Member, and commodity trading advisors, such as AHL, and commodity brokers or futures commission merchants, such as Man Financial Inc. to be registered and to comply with various reporting and record keeping requirements.  The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations.  In the event that the registration of the Managing Member as a commodity pool operator or AHL’s registration as a commodity trading advisor were terminated or suspended, termination of Man-AHL 130 might result.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities.  Most exchanges also limit the changes in futures contract prices that may occur during a single trading day.   Currency forward contracts are not subject to regulation by any United States Government agency.

(i)   through (xii) - not applicable.

(xiii)   Man-AHL 130 has no employees.

(d)   Financial information about geographic areas

Man-AHL 130 does not engage in material operations in foreign countries (although it does trade in foreign currency forward contracts and on foreign futures exchanges), nor is a material portion of its revenues derived from foreign customers.

(e)   Available information

Not applicable.

Item 1A.   Risk Factors

You May Lose Your Entire Investment.  Man-AHL 130 is speculative and involves a high degree of risk. None of Man-AHL 130's strategies is assured of being profitable (unlike many traditional investment approaches which seek to participate in the growth of the economy over time, Man-AHL 130's strategies are trading strategies which, if incorrect in the positions they acquire, can lose money under any circumstances). The AHL Diversified Program attempts to recognize and capitalize on price trends, taking substantial positions which will incur major losses if the price trends are incorrectly identified or unexpectedly reverse. Similarly, the Sub-Funds in which the Man-Glenwood Funds invest, through the Portfolio Company, each implement strategies subject to different orders of market risk, including price movements, changes in volatility and interest-rate fluctuations. Investors must be prepared to lose all or substantially all of their investment in Man-AHL 130.

Man-AHL 130 uses leverage, which increases risk.  The AHL Diversified Program trades at a substantial degree of leverage, acquiring futures and forward contracts with a face amount of approximately 300% to 800% of Man-AHL 130's Net Asset Value. The Man-Glenwood Funds currently leverage their investment in the Sub-Funds to approximately 120% of each Man-Glenwood Fund's net assets.  Leverage increases the risk of loss as well as performance volatility and transaction costs (including additional interest expenses).

Man-AHL 130 is the first public futures fund sponsored by the Managing Member.  The Managing Member has never previously sponsored a public futures fund in the United States. The past performance of the Man Group's other investment funds and products is not necessarily indicative of the future success of Man-AHL 130.

Man-AHL 130 has no operating history.  Man-AHL 130 is newly-formed and has no operating history.  The past performance of the AHL Diversified Program and the Man-Glenwood Funds is not necessarily indicative of how they will perform in the future.

"Risk of ruin."  While volatility is a widely accepted measure of the risk of a traditional debt or equity investment, it is also widely accepted that volatility does not fully reflect the risk of trading-based (as opposed to traditional "buy and hold") strategies in that these strategies are subject -- due to market disruption, illiquidity, "credit squeezes" and a variety of other factors -- to incurring sudden and unprecedented losses. One of the best-known alternative investment strategy funds had virtually no downside volatility until it lost all of its equity in the course of two months. Man-AHL 130, in addition to being likely to have volatile performance, will also be subject to this "risk of ruin."

Man-AHL 130's performance is expected to be volatile.  Futures and forward markets are volatile, and Man-AHL 130 may suffer sudden and substantial losses from time to time. Futures and forward prices are affected by complex and often unpredictable factors such as severe weather, governmental actions and other economic or political events. In fact, certain events -- for example, international terrorist acts and political turmoil -- may cause a large number of the highly-leveraged positions held by AHL to move in the same direction at or about the same time. The low margin deposits normally required in futures trading permit a high degree of leverage so that even small price movements in Man-AHL 130's futures positions can result in significant changes in the value of those positions. Accordingly, the day-to- day value of the Units will be variable and uncertain. The Net Asset Value of the Units may change materially between the date you subscribe and the date Units are issued to you or the date on which you request a redemption and the quarter-end redemption date.

Man-AHL 130's substantial fees and expenses will cause losses unless offset by profits and interest income.  Man-AHL 130 is subject to substantial fees and expenses.  These fees and expenses are "layered": Man-AHL 130, the AHL Diversified Program, the Man-Glenwood Funds and the Sub-Funds are each subject to their own level of fees. These fees and expenses are materially increased in comparison to the equity in Man-AHL 130 due to the leverage at which it trades. The AHL Diversified Program taking futures positions at 600% of Man- AHL 130's net equity, for example, results in correspondingly increased transaction costs as compared to those which would be incurred were Man-AHL 130 to acquire futures positions equal to its net equity. The AHL Diversified Program's and the Man-Glenwood Funds' fees and expenses must be offset by trading profits and interest income to avoid losses. Furthermore, any profits earned by the AHL Diversified Program or the Sub-Funds will be subject to performance compensation due to AHL or to the Sub-Fund managers.

An investment in Man-AHL 130 is not a liquid investment.  No public or other market will develop for the Units. You must bear the economic risk of your investment until you are able to redeem your Units.  Units may only be redeemed as of any calendar quarter-end upon 45 days' notice (subject to the limitation that redemptions of Man-AHL 130's outstanding Units as of any given calendar quarter-end may not exceed 15% of the total Units then outstanding). A Unit's redemption price will be its Net Asset Value on the redemption date, not on the date by which irrevocable notice of redemption must be given to Man-AHL 130.  Because the Units cannot be readily liquidated, it may be impossible for investors to limit losses or realize accrued gains.

Substantial redemptions may cause Man-AHL 130 to incur losses.  Substantial redemptions of Units within a limited period of time, even though limited to 15% of Man-AHL 130's total outstanding Units as of any calendar quarter-end, could disrupt Man-AHL 130's portfolio, resulting in losses. Being required to liquidate positions -- especially in unfavorable market conditions -- could require Man-AHL 130 to liquidate at disadvantageous prices positions which AHL would otherwise have maintained, impairing the future profit potential of Man-AHL 130 as well as perhaps resulting in immediate losses. In the event that Man-AHL 130 receives redemption requests in excess of such 15% limitation for eight consecutive quarters, Man-AHL 130 will cease its trading and investment activities, and will terminate as promptly as possible and distribute its assets to investors.

Man-AHL 130 is subject to conflicts of interest.  The investment, management, brokerage and sales activities of the Managing Member and its affiliates give rise to conflicts of interest that may disadvantage Man-AHL 130. Many of the direct and indirect service providers to Man-AHL 130 (excluding the managers of the Sub-Funds and the Administrator) are members of the Man Group and will remain so, even if using other, non-affiliated, service providers might be better for Man-AHL 130. As a result of the conflicts of interest in members of the Man Group serving in multiple capacities with respect to Man-AHL 130, AHL and the Man-Glenwood Funds, many of the service provider arrangements have not been negotiated at arm's length, may not be at the lowest rates or terms otherwise available and will not be terminated even should more advantageous arrangements become available.

The Managing Member has not established formal procedures to resolve conflicts of interest.  Because the Managing Member has not established any formal procedures for resolving conflicts of interest, you will be dependent on the good faith of the conflicted parties to resolve their conflicts equitably.  There can be no assurance that conflicts of interest will not result in losses for Man-AHL 130. AHL will, for example, have an incentive to trade more frequently than it otherwise might due to an affiliate of AHL acting as clearing broker for Man-AHL 130. Furthermore, the Managing Member will not replace AHL as the futures manager for Man-AHL 130 nor the Man-Glenwood Funds as Man-AHL 130's non-cash equivalent reserve asset investment, even if other such managers or investments might be more advantageous for Man-AHL 130.

Man-AHL 130's investment in the Man-Glenwood Funds may incur losses.  The Sub-Funds may employ speculative trading strategies, including selling securities short and trading in derivatives, including swaps, over-the- counter ("OTC") options and asset-backed securities, or investing in non- marketable securities. Short selling exposes the seller to unlimited risk due to the lack of an upper limit on the price to which a security may rise. Derivatives prices may be volatile and there are uncertainties as to how derivatives markets will perform during periods of market instability or credit distress. Non-marketable securities may be difficult to value and may not be easily disposed of when declining in value. Although the Man-Glenwood Funds are designed as multi-manager, multi-strategy fund of funds investments, under certain market conditions many of the Sub-Funds, in which the Man-Glenwood Funds invest through the Portfolio Company, could incur losses at or about the same time.  The Man-Glenwood Funds might also refuse to offer or process repurchase tenders.

Changes in regulatory requirements may be adverse to Man-AHL 130.  The regulation of US and non-US futures funds such as Man-AHL 130 has undergone substantial change in recent years, and such change may continue for the foreseeable future. In the past there have, for instance, been initiatives by certain governmental and/or political bodies to attempt to restrict the amount of speculative trading permitted in certain currencies and staples such as power and oil. The effect of regulatory change on Man-AHL 130, while impossible to predict, could be substantial and adverse. For example, certain regulatory changes have made the OTC derivatives markets significantly more available to small investors. This could disrupt historical price patterns to the detriment of AHL's trading systems (based on historical market data). The SEC adopted regulations requiring substantially all "hedge fund" managers to register as "investment advisers" (the "Registration Rule") under the Investment Advisers Act of 1940, as amended. In June 2006, a federal appeals court vacated the Registration Rule and the SEC has decided not to pursue a rehearing or seek appellate review. However, the Registration Rule granted an exemption from registration pursuant to which a "hedge fund" manager could avoid registration in situations where it "locks up" (for a period of greater than two years) any capital contributed by investors. A significant number of Sub-Fund managers which might otherwise have been available to the Man-Glenwood Funds may have relied on this exemption from registration and although the Registration Rule has been vacated, there can be no assurance that such Sub-Fund managers will liberalize their liquidity terms and thus the Man-Glenwood Funds' portfolios may either exclude such Sub-Fund or have less liquidity than they otherwise would. In any case, the SEC, Congress, state legislatures, state securities administrators, as well as governing bodies of non-US jurisdictions could seek to impose greater regulation on the "hedge fund" industry in the future. It is impossible to predict what, if any, changes in the regulations applicable to Man-AHL 130, the Managing Member, AHL, Glenwood, the AHL Diversified Program, the Man-Glenwood Funds, the Sub-Fund managers, the markets in which they trade and invest or the counterparties with which they do business may be instituted in the future.  Any such regulation could have a material adverse impact on the profit potential of Man-AHL 130.

The AHL incentive fee calculation may not reflect your investment experience.  The incentive fees payable to AHL will be calculated based on Man-AHL 130's overall investment in the AHL Diversified Program, irrespective of when individual investors invest in Man-AHL 130. Consequently, the AHL incentive fees calculated in respect of Man-AHL 130's AHL Diversified Program account may not be reflective of the investment experience of certain Unitholders. In addition, the AHL incentive fees will not be affected by losses on Man-AHL 130's investment in the Man-Glenwood Funds. Finally, because the AHL incentive fees are calculated on a monthly basis, AHL could receive substantial incentive fees from Man-AHL 130 during a year even though Man-AHL 130's investment with AHL for such year was unprofitable.  The Sub-Funds will charge incentive fees based on their individual performance, irrespective of the overall performance of the Man-Glenwood Funds.

Man-AHL 130 could lose assets and have its trading disrupted due to the bankruptcy of its commodity broker, counterparties or others.  Man-AHL 130 is subject to the risk of clearing broker, exchange, clearinghouse, or trading counterparty insolvency. Especially in AHL's OTC derivatives trading, Man-AHL 130 will be dealing with substantially unregulated entities and without the protection of a clearinghouse supporting the obligations of such counterparties under their respective trades. Man-AHL 130 assets could be lost or impounded during lengthy bankruptcy proceedings. Were a substantial portion of Man-AHL 130's assets to be tied up in a bankruptcy, the Managing Member might suspend or limit the trading activities of Man-AHL 130, perhaps resulting in missed profit opportunities.

Trading on foreign exchanges presents greater risk than trading on US exchanges.  Man-AHL 130 will trade on commodity exchanges outside the United States. Trading on foreign exchanges is not regulated by any United States governmental agency and may involve certain risks that do not arise when trading on United States exchanges. For example, an adverse change in the exchange rate between the United States dollar and the currency in which a non-US futures contract is denominated would reduce the profit or increase the loss on a trade in that contract. Trading on foreign exchanges also presents risks of loss due to: (i) the possible imposition of exchange controls, which could make it difficult or impossible for Man-AHL 130 to repatriate some or all of its assets held by non-US counterparties; (ii) possible government confiscation of assets; (iii) taxation; (iv) possible government disruptions, which could result in market closures and thus an inability to exit positions and repatriate Man-AHL 130 assets for sustained periods of time, or even permanently; and (v) limited rights in the event of the bankruptcy or insolvency of a foreign broker or exchange resulting in a different and possibly less favorable distribution of the bankrupt's assets than would occur in the United States.  Many foreign regulatory systems do not assure all market participants equal access to transactions to the same extent as the US regulations, and Man-AHL 130 -- as a non-local speculative trading vehicle -- may be denied opportunities to which, in the United States, it would have access as a matter of right.

The absence of regulation in certain markets could expose Man-AHL 130 to significant loss. Many of AHL's, as well as the Sub-Funds', transactions will be executed in the OTC, unregulated markets.  There is no way to determine fair pricing or prevent business abuses in unregulated markets.  Furthermore, unlike on exchanges, participants in the OTC markets have no obligation to make a market in any of the instruments traded. The absence of regulation in such markets could expose Man-AHL 130 to significant losses.  Various national governments have expressed concern regarding the need to regulate the "derivatives" markets in general. Future regulatory changes may limit Man-AHL 130's ability to trade in certain markets.

Exchange-rate risk.  Man-AHL 130 is denominated in US dollars. AHL will both trade currencies and trade in other assets denominated in currencies other than the US dollar. Man-AHL 130 will be subject to the general risk of adverse fluctuations in exchange rates between the currencies being traded by Man-AHL 130 and the US dollar as well as to the risk that in trading in assets denominated in currencies other than the US dollar, the value of Man-AHL 130's positions will be adversely affected by changes in the exchange rate between the functional currency of such positions and the US dollar. The Man-Glenwood Funds will also be subject to a certain level of exchange-rate risk on their investments in the Sub-Funds, which may be denominated in currencies other than US dollars and a number of which will trade currencies or investment assets denominated in currencies other than the US dollar.

Lack of price trends will cause losses; there have been sustained periods of time with insufficient price trends for the AHL Diversified Program to trade profitably.  The Managing Member expects that there will be similar periods in the future.  Trend-following futures and forward trading systems such as the AHL Diversified Program generally anticipate that most of their positions will be unprofitable; they are dependent on major gains in a limited number of positions for overall success. Accordingly, Man-AHL 130 cannot trade profitably unless there are major price trends in at least some of the markets it trades. Moreover, the price trends must be of a type that the AHL models can identify. In the past there have been sustained periods of time without significant market trends. During such periods, Man-AHL 130 can be expected to incur substantial losses.  Market conditions may result in which prices move rapidly in one direction, then reverse and then reverse again. In such "whipsaw" markets, AHL may establish positions for Man-AHL 130 on the basis of incorrectly identifying the rapid movement or reversal as a trend, resulting in substantial losses.  In trendless markets, there is little chance that the AHL Diversified Program will be profitable.

AHL's trading decisions are based on technical systems, not on an analysis of economic factors, and may be less responsive to continuously changing markets.  AHL's trading decisions generally are not determined by analysis of fundamental supply and demand factors, general economic factors or anticipated world events, but rather by technical trading systems based on historical price data. Technical trading systems are premised on the concept that market prices reflect the results of numerous market participants' assessment of the value of the instruments being traded. This approach does not incorporate the possibility that basic economic factors may cause market prices not to reflect true value, and moreover must assume that historical price trends are relevant information to predicting prices in current markets (whereas, in fact, the markets and market participants are continuously changing). In markets in which fundamental factors dominate, for example, a pending political or economic event, AHL will maintain the positions indicated by its technical systems, which may incur substantial losses if particular fundamental events occur.

Increased competition among trend-following traders could reduce AHL's profitability.  The Managing Member believes that there has been, over time, a substantial increase in interest in technical trading systems, particularly trend-following systems. As the assets under the management of trading systems based on the same general principles increase, an increasing number of traders may attempt to initiate or liquidate substantial positions at or about the same time as AHL, or otherwise alter historical trading patterns or affect the execution of trades, to the significant detriment of Man-AHL 130.  For example, in the early 1990s a number of currency traders left major banks and began implementing their individual currency trading strategies. This resulted in several long-established technical currency traders discontinuing operations as the price patterns which their systems had been designed to identify were disrupted by the substantial new order flow into the markets.

AHL has no control over the market conditions which will dominate AHL'S results.  Although the AHL Diversified Program is as likely to be profitable as unprofitable in up or down markets, there is some tendency for managed investment products such as Man-AHL 130 -- particularly those managed by systematic, trend-following advisors -- to perform similarly during the same or approximately the same periods. Prospective investors must recognize that, irrespective of the skill and expertise of AHL, the success of Man-AHL 130 may be substantially dependent on general market conditions -- not necessarily the same market conditions which would already affect the stock and bond markets but, for example, trendless periods in the futures markets -- over which AHL has no control.

Reliance on a single futures trading strategy creates exposure to the risk of obsolescence of that strategy.  Man-AHL 130's direct managed futures component represents a commitment solely to the AHL Diversified Program -- a single manager, single strategy allocation. Any single strategy involves risk, and that risk may be heightened in the context of managed futures strategies due to their need to continually develop and adapt their strategies to changing market conditions and historical price information.  Reliance on a single manager and strategy incurs the risk of the single manager's strategy becoming outdated, as well as the risk of other adverse events affecting such single manager or strategy.

Possible effects of speculative position limits.  Certain futures contracts traded by AHL -- principally agricultural futures traded on US exchanges -- are subject to speculative position limits restricting the maximum position which speculative traders (such as Man-AHL 130) may acquire. Furthermore, these limits will be applied aggregating all AHL accounts, not solely Man-AHL 130's. In certain circumstances, these speculative position limits may prohibit AHL from acquiring positions which it would otherwise have believed to be in the best interest of Man-AHL 130.

Possible effects of daily price fluctuation limits.  Certain futures contracts traded by AHL -- again, principally agricultural futures contracts traded on US exchanges -- are subject to daily price fluctuation limits restricting the maximum amount by which the price of a contract can vary during a given trading day. Once the price has moved the "daily limit," it may be economically infeasible to close out positions against which the market is moving, resulting in AHL being unable to limit losses incurred on certain positions held by Man-AHL 130.

Man-AHL 130 is unlikely to realize its potential except in the medium- to long-term.  The nature of AHL's trend-following trading strategies, as well as the diverse alternative investment strategies used in managing the Sub-Funds, indicates that an investor must be prepared to be invested in Man-AHL 130 for a significant period of time in order to give the investment a realistic opportunity to achieve its objective. In the event of unexpected change in an investor's financial circumstances or if unexpected financial needs arise, an investor may be compelled to redeem from Man-AHL 130 at an inopportune time.

Item 1B.   Unresolved Staff Comments.

Not applicable.

Item 2.   Properties

Man-AHL 130 does not own or use any physical properties in the conduct of its business.  The Managing Member and various service providers perform services for Man-AHL 130 from their offices.

Item 3.   Legal Proceedings

The Managing Member is not aware of any pending legal proceedings to which either Man-AHL 130 is a party or to which any of its assets are subject.  In addition there are no pending material legal proceedings involving the Managing Member.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.   Market for the Registrant’s Common Equity and
          Related Stockholder Matters

(a)   Market Information.

There is no trading market for the Units, and none is likely to develop.  Units may be redeemed upon  45  days’ written notice to the Managing Member at their net asset value as of the last day of any calendar quarter; provided, however, if quarter-end redemptions are requested for more than 15% of Man-AHL 130’s total then-outstanding Units, each redemption request will be reduced pro rata so that only 15% of Man-AHL 130’s total then-outstanding Units are redeemed.  In the event that Man-AHL 130 receives redemption requests in excess of the 15% limitation for eight consecutive quarters, Man-AHL 130 will cease its trading and investment activities and will terminate as promptly as possible.

(b)   Holders.

As of March 31, 2007, Man-AHL 130 had not commenced operations nor issued any Units, although the Managing Member held a $10,000 “seed capital” investment in Man-AHL 130.  As of June 1, 2007, there was 1 holder of  Class A Units.

(c)   Dividends.

No distributions or dividends have been made on the Units, and the Managing Member has no present intention to make any.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

The Managing Member invested $10,000 of "seed capital" in Man-AHL 130 on May 10, 2005.

(f)   Use of Proceeds.

The use of proceeds information is being disclosed for Registration Statement No. 333-126172 declared effective on February 1, 2007, registering 500,000 Class A and 500,000 Class B Units of limited liability company interest for sale at an initial offering price of $100 per Unit.  The offering of the Units commenced on or about March 13, 2007 and Units are offered as of the beginning of each calendar month on a continuous basis. The offering has not terminated.  As of March 31, 2007, Man AHL-130 had not received proceeds from the offering of its Units nor had any expenses been incurred for the account of Man-AHL 130.

(g)   Issuer Purchases of Equity Securities.

Pursuant to Man-AHL 130’s Limited Liability Company Agreement, Unitholders may redeem their Units at the end of each calendar quarter at the then current quarter-end Net Asset Value per Unit.  If quarter-end redemptions are requested for more than 15% of Man-AHL 130’s total then-outstanding Units, each redemption request will be reduced pro rata so that only 15% of Man-AHL 130’s total then-outstanding Units are redeemed.  In order to pay redemption proceeds, it may be necessary for Man-AHL 130 to tender for repurchase a portion of its investment in the Man-Glenwood Funds.  Each Man-Glenwood Fund generally withholds 5% of the proceeds of a total repurchase from such Man-Glenwood Fund until the completion of the Man-Glenwood Fund’s annual audit.  The amount withheld from a total repurchase by Man-AHL 130 from the Man-Glenwood Funds will be approximately 1.5% of a Unitholder’s total investment.  Rather than withhold redemption proceeds from Unitholders redeeming Units, however, the Managing Member intends to pay the full redemption amount due to redeeming Unitholders and the amount subsequently paid to Man-AHL 130 by the Man-Glenwood Funds from the amount withheld will be a general asset of Man-AHL 130.  Other than any affect of the foregoing, the redemption of Units has no impact on the value of Units that remain outstanding.  Units are not reissued once redeemed.

Item 6.   Selected Financial Data

The following is a summary of operations for the fiscal year ending March 31, 2007 and for the period April 14, 2005 (date of inception) through March 31, 2006 and total assets of Man-AHL 130 at March 31, 2007 and 2006.  Man-AHL 130 had not yet commenced trading operations at March 31, 2007.

	For the Year Ended March 31, 2007	For the period April 14, 2005 (date of inception) through March 31, 2006
Investment income	$--	--

Expenses:	--	--

Net investment income	$--	$--
Realized and unrealized gain on investments:	--	--

Net income:	$--	$--

Total assets	$10,000	$10,000
Member’s Equity	$10,000	$10,000

Item 7.   Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Man-AHL 130 had not yet commenced trading operations during the period ending March 31, 2007. Therefore, there were no material operations on which to report.

Prospective Operations

Man-AHL 130 is a speculative managed futures fund which will trade pursuant to the AHL Diversified Program.

The AHL Diversified Program is a futures and forward price trend-following, trading system.  The AHL Diversified Program is entirely quantitative in nature and implements trading positions on the basis of statistical analyses of past price histories.

The AHL Diversified Program, like most trend-following systems, is designed in the anticipation that most of its trades will be unprofitable; the objective of overall profitability depending on the system identifying certain major trends which occur and recognizing significant profits from participating in such trends.

The past performance of the AHL Diversified Program is not necessarily indicative of its future results.  This is the case with all speculative trading strategies.  Moreover, the markets in which the AHL Diversified Program is active have seen major changes in recent years, including the influx of entirely different classes of market participants.  These changed circumstances may mean that the markets in which AHL has previously traded are not necessarily representative of those in which it will trade on behalf of Man-AHL 130.

Futures trading programs are proprietary and confidential.  Investors, in investing in Man-AHL 130, must recognize that they are essentially committing capital to a “black box” trading strategy.  There is no way to predict how the AHL Diversified Program will perform in the future, and if it does not perform successfully, investors may lose all or substantially all of their investment.

As a speculative futures fund, Man-AHL 130 effectively maintains all of its capital in reserve.  Man-AHL 130 does not “buy” or “sell” futures or forward contracts in the traditional sense; rather, through taking positions in these markets, Man-AHL 130 acquires loss/profit exposure and uses its capital to cover losses and provide margin (which constitutes a good faith deposit towards Man-AHL 130’s obligation to pay such losses) to support its open positions.  Man-AHL 130 will maintain most of its capital in cash and cash equivalents.

Capital Resources

Due to the low margins required to support futures and forward trading, only approximately 10% to 20% of the capital of a managed futures fund such as Man-AHL 130 is needed to margin its positions.  Man-AHL 130 will hold most of its capital in cash and cash equivalents while investing approximately 30% of such capital in the Man-Glenwood Funds, both for profit potential and diversification purposes.  Man-AHL 130’s investment in the Man-Glenwood Funds cannot be used to margin its futures trading and would be liquidated to the extent that the Managing Member was able to do so and deemed it advisable to do so to support Man-AHL 130’s futures trading.  There can be no assurance that Man-AHL 130 will maintain any investment in the Man-Glenwood Funds.  The Managing Member is under no obligation to maintain Man-AHL 130’s investment in the Man-Glenwood Funds, and may reduce or eliminate such investment at any time through the Man-Glenwood Funds’ quarterly tender process.

Man-AHL 130, not being an operating company, does not incur capital expenditures.  It functions solely as a passive trading vehicle, and after its initial allocation to the AHL Diversified Program and the Man-Glenwood Funds, its remaining capital resources are used only as assets available to provide variation margin and pay expenses and trading losses incurred on Man-AHL 130’s AHL Diversified Program account, as well as invest in the Man-Glenwood Funds to maintain appropriate exposure.

Liquidity

The AHL Diversified Program generally maintains highly liquid positions, and the assets held by Man-AHL 130 to support AHL’s trading are cash or highly-liquid Treasury bills, deposit accounts or other cash equivalents.

Man-AHL 130 will invest a limited portion of its capital in the Man-Glenwood Funds.  Because the Man-Glenwood Funds are closed-end registered investment companies, members of the Man-Glenwood Funds do not have the right to require the Man-Glenwood Funds to repurchase any or all of their units.  To provide a limited degree of liquidity to investors, the Man-Glenwood Funds offer quarterly liquidity through discretionary tender offers for their units pursuant to written tenders.  Repurchases will be made at such times, in such amounts, and on such terms as may be determined by the Man-Glenwood Funds’ boards, in their sole discretion.  Under certain circumstances, such tender offers may not occur as scheduled or may not be sufficient to satisfy the full amount requested to be repurchased by Man-AHL 130.  However, the Man-Glenwood Funds’ component of Man-AHL 130’s portfolio represents an allocation of only 30% of Man-AHL 130’s capital, and the Managing Member believes that any delays in receiving repurchase payments from the Man-Glenwood Funds are unlikely to adversely affect Man-AHL 130’s operations.

The Managing Member does not anticipate the need for additional sources of liquidity, given that approximately 70% of Man-AHL 130’s capital is held in cash and highly liquid cash equivalents, and, if necessary, Man-AHL 130 is expected to be able to liquidate part of its investment in the Man-Glenwood Funds through the Man-Glenwood Funds’ quarterly tender process.

Accounting Principles

Man-AHL 130 will record its transactions in futures and forward contracts, including related income and expenses, on a trade-date basis.  Open futures contracts traded on an exchange will be valued at market, which is based on the closing settlement price on the exchange where the futures contract is traded by Man-AHL 130 on the day with respect to which Man-AHL 130’s Net Asset Value is being determined.  Open forward contracts and other derivatives traded on the interbank market will be valued at their settlement price on the day with respect to which Man-AHL 130’s Net Asset Value is being determined.

Man-AHL 130 will value its investment in the Man-Glenwood Funds at its net asset value, which approximates fair value, as provided by the Man-Glenwood Funds.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, such as accrual of expenses, that affect the amounts and disclosures reported in the financial statements.  Based on the nature of the business and operations to be engaged in by Man-AHL 130, the Managing Member believes that the estimates it will use in preparing Man-AHL 130’s financial statements will be appropriate and reasonable; however, actual results could differ from the estimates.  The estimates to be used will not provide a range of possible results that would require the exercise of subjective judgment.  The Managing Member further believes that, based on the nature of the business and operations to be engaged in by Man-AHL 130, no other reasonable assumptions relating to the application of Man-AHL 130’s critical accounting estimates other than those to be used would likely result in materially different amounts from those that will be reported.

Off-Balance Sheet Arrangements

Man-AHL 130 will not engage in off-balance sheet arrangements with other entities.

Contractual Obligations

Man-AHL 130 will not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company.  Man-AHL 130’s sole business will be trading futures contracts, forward currency and other OTC contracts, both long (contracts to buy) and short (contracts to sell), and investing in cash, cash equivalents and its investment in the Man-Glenwood Funds.  All of Man-AHL 130’s futures, forward and OTC contracts, other than certain currency forward contracts, will be settled by offset, not delivery.  The substantial majority of such contracts will be for settlement within four to six months of the trade date and the substantial majority of such contracts will be held by Man-AHL 130 for less than four to six months before being offset or rolled over into new contracts with similar maturities.  Once Man-AHL 130 begins operations, Man-AHL 130’s annual audited financial statements will present a condensed schedule of investments setting forth net unrealized appreciation (depreciation) of Man-AHL 130’s open positions, both long and short, at fiscal year-end.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Man-AHL 130 had not yet commenced trading operations at March 31, 2007. Therefore, Man-AHL 130 was not subject to any quantitative or qualitative market risks during such period.

Item 8.   Financial Statements and Supplementary Data

Financial statements required by this item, including the report of Deloitte & Touche LLP for the fiscal year ended March 31, 2007 and for the period April 14, 2005 (date of inception) through March 31, 2006 are set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Member of
Man-AHL 130, LLC:

We have audited the accompanying statements of financial condition of Man-AHL 130, LLC (the "Company") as of March 31, 2007 and 2006, and the related statements of operations, changes in member’s equity and cash flows for the year ended March 31, 2007 and for the period April 14, 2005 (date of inception) through March 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2007 and 2006, and the results of its operations, its changes in member’s equity, and its cash flows for the year ended March 31, 2007 and for the period April 14, 2005 (date of inception) through March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Chicago, Illinois
June 15, 2007

MAN-AHL 130, LLC
(A Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2007	March 31, 2006

ASSETS

CASH	$ 10,000	$ 10,000

TOTAL	$ 10,000	$ 10,000

LIABILITIES AND MEMBER'S EQUITY

LIABILITIES	$ -	$ -

MEMBER'S EQUITY	10,000	10,000

TOTAL	$ 10,000	$ 10,000

See notes to financial statements.

MAN-AHL 130, LLC
(A Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

For the Period
April 14, 2005
(date of inception)
	Year ended	through
	March 31, 2007	March 31, 2006

INVESTMENT INCOME	$ -	$ -

EXPENSES	-	-

NET INVESTMENT INCOME	-	-

REALIZED AND UNREALIZED GAIN ON INVESTMENTS	-	-

NET INCOME	$ -	$ -

See notes to financial statements.

MAN-AHL 130, LLC
(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBER’S EQUITY

MEMBER’S EQUITY—April 14, 2005 (date of inception)	$ -

CAPITAL CONTRIBUTION	10,000

MEMBER’S EQUITY—March 31, 2006	$ 10,000

CAPITAL CONTRIBUTION	-

MEMBER’S EQUITY—March 31, 2007	$ 10,000

See notes to financial statements.

MAN-AHL 130, LLC
(A Delaware Limited Liability Company)

STATEMENTS OF CASH FLOWS

		For the Period
		April 14, 2005
		(date of inception)
	Year Ended	through
	March 31, 2007	March 31, 2006

CASH FLOWS FROM FINANCING ACTIVITIES —
Capital contribution	$ -	$ 10,000

Net cash provided from financing activities	-	10,000

NET INCREASE IN CASH	-	10,000

NET CASH—Beginning of period	10,000	-

NET CASH—End of period	$ 10,000	$ 10,000

See notes to financial statements.

MAN-AHL 130, LLC
(A Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS FOR THE YEAR ENDED MARCH 31, 2007, AND FOR THE PERIOD APRIL 14, 2005 (DATE OF INCEPTION) THROUGH MARCH 31, 2006

1.	ORGANIZATION

Man-AHL 130, LLC (the “Company”) is a Delaware limited liability company designed as a structured managed futures product which offers investors enhanced yield and diversification benefits. The Company was formed on April 14, 2005.  The Company was funded with an initial $10,000 investment from Man Investments (USA) Corp. (“MI USA”), its managing member, on May 10, 2005.

On June 28, 2005, the Company filed a registration statement under the Securities Act of 1933 (the “1933 Act”) which registration statement was subsequently amended.  On February 1, 2007, the Company’s registration statement was declared effective by the SEC.

The Company expects to invest the majority of its capital into a managed futures program (the “AHL Diversified Program”). The Company’s objective in investing in the AHL Diversified Program is to recognize substantial profits while achieving diversification, as this program has had historically low correlation to traditional stock and bond portfolios. Additionally, the Company expects to invest a portion of its capital in one or both of the following registered investment companies: Man-Glenwood Lexington, LLC and Man-Glenwood Lexington TEI, LLC (collectively, “Man-Glenwood”). The Company will account for its investment in Man-Glenwood on an equity basis, including only the net asset value of such investment in the Company’s financial statements.

The Company’s managing member is MI USA, a Delaware corporation. MI USA is registered with the CFTC as a commodity pool operator and a commodity trading advisor, and is a member of the NFA. MI USA is also registered with the SEC as an investment adviser. MI USA is a subsidiary of Man Group plc, a diversified global financial services firm listed on the London Stock Exchange.

Man-AHL (USA) Limited manages the AHL Diversified Program. Man-AHL (USA) Limited is an affiliate of MI USA and a member of Man Group plc. Man-AHL (USA) Limited is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity trading advisor and is a member of the National Futures Association (“NFA”), in addition to registration with the Financial Services Authority in the United Kingdom.

The AHL Diversified Program clears its futures and forward trades exclusively through Man Financial Inc. and its affiliates (“Man Financial”), which are affiliates of MI USA, Man-AHL (USA) Limited and a member of Man Group plc.

Glenwood Capital Investments, L.L.C. (“GCI”) acts as an administrator to Man-Glenwood. GCI is an Illinois limited liability company and is registered with the CFTC as a commodity pool operator and commodity trading advisor and is a member of the NFA. GCI is also registered with the SEC as an investment adviser. GCI is an affiliate of MI USA, Man-AHL (USA) Limited and Man Financial, and is a subsidiary of Man Group plc.

Man-Glenwood achieve their investment objective through an investment in Man-Glenwood Lexington Associates Portfolio, LLC (the “Portfolio Company”), which allocates its capital among a series of “sub-funds.” GCI acts as an investment adviser to the Portfolio Company in addition to the services it provides to Man-Glenwood.

Man Investments Inc. (“MII”), an affiliate of MI USA, Man-AHL (USA) Limited, Man Financial and GCI, and a subsidiary of Man Group plc, will act as the Company’s selling agent.

The Company will pay MI USA a management fee at the rate of 0.75% per annum on the month-end net asset value of all outstanding units determined as of the end of each month (before the redemption of any units) and payable quarterly in arrears. The Company will pay Man-AHL (USA) Limited a management fee of 2% per annum on the notional value of Company’s allocation to the AHL Diversified Program (the “AHL Account”), which approximates the Company’s net asset value, calculated and paid monthly. In addition, Man-AHL (USA) Limited will be entitled to a monthly incentive fee of 20% of any “new net profits” attributable to the net asset value of the AHL Account, subject to a “high water mark.”

GCI receives a management fee of 1.75% of net assets per annum for investment advisory services provided to the Portfolio Company, calculated monthly and paid quarterly. Additionally, GCI receives an administrative fee of 0.25% of net assets per annum for administrative services to each Man-Glenwood fund, calculated monthly and paid quarterly.

MII receives an investor servicing fee of 0.50% of net assets per annum for the provision of investor services to Man-Glenwood, calculated monthly and paid quarterly.

The Company will pay MII a 1.25% per annum client servicing fee, calculated monthly and paid quarterly in arrears, on the month-end net asset value of certain units, subject to a maximum commission receipt to MII of 10% of the subscription price of each unit.

The Company has entered into an administration agreement with an independent third party to provide various services (such as administration, accounting, valuation, tax reporting and investor servicing). The cost of these services is currently estimated at 0.50% of net assets per annum.

The Company will not begin to accrue these fees until trading operations commence.

The Company currently intends to accept initial subscriptions for units during an initial offering period. After the Company begins operations, units will be offered on the first day of each month. Redemptions will be accepted quarterly, with a 45-day notice period. No more than 15% of the Company’s total outstanding units may be redeemed as of any given calendar quarter-end. If quarter-end redemptions are requested for more than 15% of the Company’s total then outstanding units, each redemption request will be pro rated so that no more than 15% of the Company’s total then outstanding units are redeemed. In the event that the Company receives redemption requests in excess of such 15% limitation for eight consecutive quarters, the Company will cease its trading and investment activities and will terminate as promptly as possible.

2.	SIGNIFICANT ACCOUNTING POLICIES

The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

The Company will value its Man-Glenwood investment at its net asset value, which approximates fair value, as provided by each Man-Glenwood fund.

The Company will record its transactions in futures and forward contracts, including related income and expenses, on a trade date basis. Open futures contracts traded on an exchange will be valued at market, which is based on the closing settlement price on the exchange where the futures contract is traded by the Company on the day with respect to which the Company’s net assets are being determined. Open forward contracts traded on the interbank market will be valued at their settlement price on the day with respect to which the Company’s net assets are being determined.

MI USA, or an affiliate, assumed organizational and offering costs of $55,000 and $462,785, respectively for the year ended March 31, 2007.  MI USA, or an affiliate, assumed organizational and offering costs of $67,400 and $651,600, respectively for the period April 14, 2005 (date of inception) through March 31, 2006.

3.	PARTNERSHIP TAXES

Upon the admittance of a second member, the Company will be treated as a partnership for federal income tax purposes. As such, members are individually liable for the taxes on their share of the Company’s income or loss.

4.	CAPITAL STRUCTURE

The Company expects to offer two classes of units of limited liability company interests (either Class A or Class B “Units”). These classes have substantially identical trading portfolios except that Class A Units are offered to taxable investors and invest in Man-Glenwood Lexington, LLC and Class B Units are offered to tax-exempt investors and invest in Man-Glenwood Lexington TEI, LLC. Additionally, separate series within each class will be issued to taxable and tax-exempt investors who participate in selling agent or registered investment advisor fee based investment or advisory programs. These series will not be subject to the investor servicing fee.

Each series of Units of each Class will be issued initially at $100 per Unit.  Class A Units will commence operations on or about April 1, 2007.  The initial offering period for Class B Units will end June 30, 2007, subject to extension until September 30, 2007, or earlier termination as designated by the Managing Member provided that Man-AHL 130 has received subscriptions for at least 10,000 Class B Units.  If subscriptions for at least 10,000 Class B Units have not been received during the initial offering period for such Units, the offering of the Class B Units will be terminated and subscription proceeds, together with any interest earned thereon, will be returned to the subscribers within five business days of the termination date.  Class B units will commence operations once the minimum amount of subscriptions for Class B Units has been received by Man-AHL 130; provided, however, that if less than 100 investors have subscribed for Class B Units during the initial offering period for such Units, the Managing Member may elect to terminate the offering of such Units, in which case Class B Units will not be issued, subscribers will be notified and subscription funds will be returned as above.  Following the initial issuance of a series’ Units, Units will be issued at the Net Asset Value per Unit of such series as of each month-end.

5.	SUBSEQUENT EVENTS

Subsequent to March 31, 2007, MI USA contributed $14.99 million to the Company, which commenced trading on April 2, 2007.  Upon commencement of trading, MI USA was issued 150,000 Class A Units at $100 per Unit.

6.	NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” This standard defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority and requires measurement of a tax position meeting the more-likely-than-not criterion, based on the largest benefit that is more than 50 percent likely to be realized. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. As of March 31, 2007, the Company does not believe there will be a material impact as a result from adopting FIN 48.

In September 2006, the FASB issued Statement on Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The changes to current generally accepted accounting principles from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. As of March 31, 2007, the Company does not believe the adoption of SFAS No. 157 will impact the amounts reported in the financial statements, however, additional disclosures may be required about the inputs used to develop the measurements and the effect of certain of the measurements reported on the statements of operations for a fiscal period.

******

Man-AHL 130 had not yet commenced trading operations at March 31, 2007.  Therefore, there is no material selected quarterly financial data responsive to Item 302 of Regulation S-K to report.

Item 9.   Changes in and Disagreements with Accountants
on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

The Managing Member, with the participation of the Managing Member's principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to Man-AHL 130 as of the end of the fiscal year for which this Annual Report on Form 10-K is being filed, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  There were no significant changes in the Managing Member’s internal controls with respect to Man-AHL 130 or in other factors applicable to Man-AHL 130 that could significantly affect these controls subsequent to the date of their evaluation.

Item 9A(T).   Controls and Procedures

Not applicable.

Item 9B.  Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

(a,b)  Identification of Directors and Executive Officers

Man-AHL 130 has no directors or executive officers.  Man-AHL 130 is controlled and managed by the Managing Member, although the Managing Member delegates futures trading responsibility to its affiliate, AHL, and various administrative responsibilities to the Administrator.  The Managing Member is responsible for maintaining the allocation percentages between the AHL Diversified Portfolio and the Man-Glenwood Funds as described herein.

Man Investments (USA) Corp., a Delaware corporation, serves as Managing Member with broad oversight over the operations and affairs of Man-AHL 130.  The Managing Member is registered with the CFTC as a commodity pool operator (“CPO”) and CTA and is a member of the NFA.  The Managing Member is also registered as an investment adviser with the SEC.  The Managing Member is a subsidiary of Man Group plc, which is listed on the London Stock Exchange and a constituent of the FTSE 100 index of leading UK stocks.

The principals and senior officers of the Managing Member as of March 31, 2007 are as follows:

John Kelly, born 10/11/46.  Mr. Kelly is the President, Chief Executive Officer and a Director of the Managing Member and of Man Investments, which positions he has held since February 2002.  Mr. Kelly is currently listed with the NFA as a principal of the Managing Member and of Man Investments (as of February 2002).  In addition, he is registered as an associated person of the Managing Member since February 2002 and of Man Investments since March 2002.   As Chief Executive Officer, Mr. Kelly is responsible for the day-to-day operations of the Managing Member and Man Investments.  Mr. Kelly is also a member of the Board of Managers of the Man-Glenwood Funds and the Portfolio Company.  Since March 2006, Mr. Kelly is also the Chairman of the Board of Man Investments (Canada) Corp., a registered limited market dealer, investment counsel and portfolio manager based in Toronto, Ontario (Canada).  Mr. Kelly has over 19 years’ experience in investment management.  He graduated from Southampton College of Technology and then went on to work for various industrial companies, attaining general manager and directorship positions.  In 1978, Mr. Kelly joined a business consultancy service as a general manager, specializing in investment, finance and aviation in the Gulf Region.  In 1987, he joined the Man Group as a Regional Manager in Bahrain where he was responsible for negotiations, corporate finance and marketing support for specialist financial products promoted jointly with major institutions in the region.  In 1991, he became the Sales and Marketing Director of Man Investments and was responsible for managing sales and marketing globally for the Man Group until he moved to the United States in September 2001.

Michael Lozowski, born 9/4/53.  Mr. Lozowski is Vice President and a Director of the Managing Member, which position he has held since February 2002, and will be responsible for making the allocation decisions of Man-AHL 130.  In addition, since February 2002, Mr. Lozowski also is the Managing Director of Man-AHL (USA) Limited, with whom he is listed as a Principal and is registered as an associated person as of May 2003.  Mr. Lozowski is also a Director of Man Investments Limited (“MIL”), an affiliated UK limited liability company that acts as an investment manager and CTA to non-US persons.  With MIL, Mr. Lozowski has particular responsibility for investment management.  Prior to this, Mr. Lozowski was a Director and President of Man-AHL (USA) Corp. from February 1995 and June 1996, respectively, through July 2005 when Man-AHL (USA) Corp. dissolved.  Mr. Lozowski was the Corporate Finance Director of Man Management AG and affiliated companies in Switzerland from 1990 until December 1995.  He joined the Man Group in November 1987 as Assistant Treasurer.  Before joining the Man Group, he worked at the Chase Manhattan Bank from March 1980 until November 1987 and at the National Westminster Bank from 1977 through March 1980.  After receiving a Master’s degree in Physics at University College, Oxford, he progressed to a Master of Science degree in Operational Research at the University of Sussex in England.

Steven Zoric, born 5/6/71.  Mr. Zoric is a Director, Vice President and Secretary of the Managing Member and Man Investments, which positions he has held since February 2002.  Mr. Zoric is Head of North American Legal and Compliance for the Man Investments Division of Man Group plc, which includes the Managing Member, Man Investments and Glenwood.  Mr. Zoric is also Vice President and Secretary and Chief Compliance Officer of Glenwood and Secretary and Chief Compliance Officer of the Man-Glenwood Funds and the Portfolio Company.  In addition, Mr. Zoric is a Director and officer of several other US Man Group companies, all of which are affiliates of the Managing Member.  Mr. Zoric joined the Man Group in July 2001.  Prior to joining the Man Group, from April 1997 to October 1999 and from August 2000 to July 2001, Mr. Zoric was an associate in the Financial Services Group of Katten Muchin Rosenman, a law firm based in Chicago.  From November 1999 to July 2000, Mr. Zoric was the Futures and Commodities Compliance Manager at Morgan Stanley & Co., Inc. in New York.  From April 1996 to April 1997, Mr. Zoric was an attorney in the Financial Services Group at Sidley & Austin (now known as Sidley Austin LLP) in Chicago.  Mr. Zoric received a B.A. in Political Science from Northwestern University in June 1992 and his J.D. with Honors from DePaul University College of Law in 1995.

Alicia Derrah, born 3/17/58.  Ms. Derrah is the Chief Financial Officer of the Managing Member and of Glenwood.  She is also the Principal Financial Officer of the Man-Glenwood Funds and the Portfolio Company and the FINOP for Man Investments.  Ms. Derrah joined the Managing Member in October 2005 and joined Glenwood in September 1992 and is responsible for their respective accounting and financial reporting functions.  From December 1987 to August 1992, Ms. Derrah was employed by Arthur Andersen LLP as a senior auditor in the Financial Services division of the firm.  Ms. Derrah's clients included Glenwood, bank holding companies and capital markets institutions.

Prior to joining Arthur Andersen, Ms. Derrah was employed by The Sanwa Bank, Ltd., in its Chicago branch office, as an analyst in the corporate finance area.  In that capacity, Ms. Derrah worked primarily with local Fortune 500 companies and was responsible for both corporate credit analysis and continued business development.  Ms. Derrah is a C.P.A. and received a B.A. from Mundelein College.

Man Investments Holdings Inc., a Delaware corporation, is also a principal of the Managing Member, but does not participate in making trading or operational decisions for Man-AHL 130.  Man Investments Holdings Inc. is an indirect, wholly-owned subsidiary of Man Group plc.

(c)   Identification of Certain Significant Employees

None.

(d)   Family Relationships

None.

(e)   Business Experience

See Item 10 (a,b) above.

(f)   Involvement in Certain Legal Proceedings

None.

(g)   Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

(h)   Code of Ethics

Man-AHL 130 has no employees, officers or directors and is managed by the Managing Member.  The Managing Member has adopted an Executive Code of Ethics that applies to its principal executive officers, principal financial officer and principal accounting officer.  A copy of this Executive Code of Ethics may be obtained at no charge by written request to Man Investments (USA) Corp., 123 N. Wacker Drive, 28th Floor, Chicago, Illinois 60606 or by calling: (312) 881-6800 (ask for the Chief Legal Officer).

(i)   Audit Committee Financial Expert

Because Man-AHL 130 has no employees, officers or directors, Man-AHL 130 has no audit committee.  Man-AHL 130 is managed by the Managing Member.  Alicia Derrah serves as the Managing Member’s “audit committee financial expert.”  Ms. Derrah is not independent of the management of the Managing Member.  The Managing Member is a privately owned corporation and has no independent directors.

Item 11.  Executive Compensation

Man-AHL 130 has no directors, officers or employees.  None of the directors, officers or employees of the Managing Member receive compensation from Man-AHL 130.  The Managing Member will receive a management fee of 1/12 of 0.75% of the Net Asset Value of all outstanding Units at each month-end (a 0.75% annual rate), calculated monthly and paid quarterly in arrears.  The AHL Diversified Program is operated by members of the Man Group, which will receive substantial compensation from Man-AHL 130 for doing so.  Man-AHL 130 will pay substantial brokerage commissions as well as administrative fees to Man Financial Inc., limited to no more than 3% of Man-AHL 130’s average month-end Net Asset Value during each fiscal year, and clearing fees on forward trades to Man Financial Limited, an affiliate of the Managing Member.  The Man-Glenwood Funds are operated by members of the Man Group, which receive substantial compensation for doing so.  Man Investments Inc. receives an investor servicing fee for the provision of investor services to the Man-Glenwood Funds and will receive ongoing Client Servicing Fees from Man-AHL 130, as described herein.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)   Security Ownership of Certain Beneficial Owners

Other than as set forth below, Man-AHL 130 knows of no person who owns beneficially more than 5% of the Units of either Class.

(b)   Security Ownership of Management

As of June 1, 2007:

Title of class	Name and address of beneficial owner	Amount and nature of beneficial interest	Percent of class
Class A Units	Man Investments (USA) Corp. 123 N. Wacker Drive 28th Floor Chicago, IL 60606	150,000 Units (Series 1) held directly	100%

(c)   Changes in Control

None.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

See “Item 10.   Directors, Executive Officers and Corporate Governance—(a,b)  Identification of Directors and Executive Officers and —(i)   Audit Committee Financial Expert,” “Item 11.  Executive Compensation” and “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  The Managing Member organized and controls Man-AHL 130.  The Managing Member and its affiliates are the primary service providers to Man-AHL 130.  None of the fees to be paid by Man-AHL 130 to the Managing Member or any affiliate were negotiated at arm’s-length.  For managing Man-AHL 130’s futures and forward trading, AHL, an affiliate of the Managing Member, charges a management fee of 1/6 of 1% of the month-end notional value of Man-AHL 130’s AHL account (a 2% annual rate) – approximately equal to Man-AHL 130’s Net Asset Value – calculated and paid as of the end of each calendar month and a monthly incentive fee of 20% of any “new net profit,” as defined in the prospectus included in Man-AHL 130’s registration statement, attributable to Man-AHL 130’s AHL account.  Man Investments Inc., an affiliate of the Managing Member which serves as the lead selling agent for Man-AHL 130, will be entitled to a Client Servicing Fee equal to 1/12 of 1.25% of the Net Asset Value of the Class A Series 1 and Class B Series 1 Units at each month-end (a 1.25% annual rate), calculated monthly and paid quarterly in arrears.  The Client Servicing Fee will not be charged against Class A Series 2 and Class B Series 2 Units, which are offered exclusively to (i) investors participating in selling agent asset-based or fixed-fee investment programs, or in investment advisors’ fee-based advisory programs, or (ii) direct institutional investors, including, but not limited to, certain tax-exempt employee benefit trusts, employee benefit plans, deferred compensation plans and individual retirement accounts that purchase Units through Man Investments Inc.  Man Investments Inc. is subject to the regulatory limitation that it not receive aggregate selling commissions (i.e., the Client Servicing Fee) in excess of 10% of the sale price of all Units.  The Managing Member expects that a significant majority of the Client Servicing Fee received by Man Investments Inc. will be paid on to unaffiliated selling agents assisting with the placement of the Units.  The Portfolio Company, through which the Man-Glenwood Funds access the Sub-Funds, pays Glenwood a management fee at a rate of 1.75% per annum of the aggregate value of the Portfolio Company’s outstanding interests, calculated monthly and paid quarterly, and the Man-Glenwood Funds each pay Glenwood a 0.25% per annum administrative fee, similarly calculated.  Man Investments Inc. receives an investor servicing fee of 0.50% of net assets per annum for the provision of investor services to the Man-Glenwood Funds, calculated monthly and paid quarterly.  At March 31, 2007, none of the Managing Member or any of its affiliates had earned or received any fees or other income from Man-AHL 130.

Item 14.   Principal Accountant Fees and Services

(1)           Audit Fees

Man-AHL 130 incurred no fees for professional services rendered by Deloitte & Touche LLP in connection with the audit of Man-AHL 130’s financial statements for the period April 14, 2005 (date of inception) through March 31, 2006 or in connection with the audit of Man-AHL 130’s financial statements for the year ended March 31, 2007.  Fees for such services were paid by the Managing Member or an affiliate.

(2)           Audit-Related Fees

There were no fees for assurance and related services rendered by Deloitte & Touche LLP for the period April 14, 2005 (date of inception) through March 31, 2006 or the year ended March 31, 2007.

(3)           Tax Fees

There were no fees for professional services rendered by Deloitte & Touche LLP for tax compliance, advice or planning services for the period April 14, 2005 (date of inception) through March 31, 2006 or the year ended March 31, 2007.

(4)           All Other Fees

None

(5)           Pre-Approval Policies

The board of directors of the Managing Member pre-approves the engagement of Man-AHL 130’s auditor for all services to be provided by the auditor.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1)   Financial Statements

The following are included with the Report of Independent Registered Public Accounting Firm dated June 15, 2007 included in Item 8 of Part II hereof:

Statements of Financial Condition
Statements of Operations
Statements of Changes in Member’s Equity
Statements of Cash Flows
Notes to Financial Statements for the year ended March 31, 2007 and for the period April 14, 2005 (date of inception) through March 31, 2006

(a)(2)   Financial Statement Schedules

All Schedules are omitted for the reason that they are not required or are not applicable because equivalent information has been included in the financial statements or the notes thereto.

(a)(3)   Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation                      Description

31.1                           Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2                           Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1                           Section 1350 Certification of Principal Executive Officer

32.2                           Section 1350 Certification of Principal Financial Officer

The following exhibit is incorporated by reference from the exhibit of the same number and description filed with Man-AHL 130’s Registration Statement (File No. 333-126172) filed on June 28, 2005 on Form S-1 under the Securities Act of 1933.

3.01(i)                 Certificate of Formation of Registrant.

The following exhibit is incorporated by reference from the exhibits of the same number and description filed with Amendment No. 3 to Man-AHL 130’s Registration Statement (File No. 333-126172) filed on April 17, 2006 on Form S-1 under the Securities Act of 1933.

10.02	Form of Customer Agreement between the Registrant and Man Financial Inc.

The following exhibit is incorporated by reference from the exhibits of the same number and description filed with Post-Effective Amendment No. 5 to Man-AHL 130’s Registration Statement (File No. 333-126172) filed November 29, 2006 on Form S-1 under the Securities Act of 1933.

10.01	Form of Administration Agreement between Man-AHL 130 and the Administrator.

The following exhibits are incorporated by reference from the exhibits of the same number and description filed with Post-Effective Amendment No. 6 to Man-AHL 130’s Registration Statement (File No. 333-126172) filed January 18, 2007 on Form S-1 under the Securities Act of 1933.

1.01	Form of General Distributor’s Agreement between the Registrant and Man Investments Inc.

3.02	Limited Liability Company Agreement of the Registrant.
(amended)

10.02(a)	Addendum to the Form of Customer Agreement between the Registrant and Man Financial Inc.

10.03	Form of Trading Advisory Agreement between Registrant and Man-AHL
(amended)	(USA) Ltd.

10.04	Form of Escrow Agreement among the Registrant, the Managing Member and the Escrow Agent.

10.03	Form of Application and Power of Attorney.
(amended)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of June, 2007.

MAN-AHL 130, LLC By: Man Investments (USA) Corp., Managing Member By: /s/ John M. Kelly John M. Kelly President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing Member of the Registrant in the capacities and on the date indicated.

Signature	Title with Managing Member	Date
/s/John M. Kelly	President and Director	June 29, 2007
John M. Kelly	(Principal Executive Officer)

/s/ Alicia B. Derrah	Chief Financial Officer	June 29, 2007
Alicia B. Derrah	(Principal Financial and Accounting Officer)

/s/ Michael Lozowski	Vice President and Director	June 29, 2007
Michael Lozowski

/s/ Steven Zoric	Vice President, Secretary and	June 29 , 2007
Steven Zoric	Director

(Being the principal executive officer, the principal financial officer and principal accounting officer, and a majority of the directors of Man Investments (USA) Corp.)

Man Investments (USA) Corp.
Managing Member of Registrant
June 29, 2007

By /s/John M. Kelly
       John M. Kelly
       President

Supplemental Information Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

As of March 31, 2007 and as of the date hereof, Registrant has not sent any annual reports or proxy statements to security holders.

EXHIBIT INDEX

The following exhibits are included herewith.

Designation                    Description

31.1                           Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2                           Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1                           Section 1350 Certification of Principal Executive Officer

32.2                           Section 1350 Certification of Principal Financial Officer

The following exhibit is incorporated by reference from the exhibit of the same number and description filed with Man-AHL 130’s Registration Statement (File No. 333-126172) filed on June 28, 2005 on Form S-1 under the Securities Act of 1933.

3.01(i)                 Certificate of Formation of Registrant.

The following exhibit is incorporated by reference from the exhibits of the same number and description filed with Amendment No. 3 to Man-AHL 130’s Registration Statement (File No. 333-126172) filed on April 17, 2006 on Form S-1 under the Securities Act of 1933.

10.02	Form of Customer Agreement between the Registrant and Man Financial Inc.

The following exhibit is incorporated by reference from the exhibits of the same number and description filed with Post-Effective Amendment No. 5 to Man-AHL 130’s Registration Statement (File No. 333-126172) filed November 29, 2006 on Form S-1 under the Securities Act of 1933.

10.01	Form of Administration Agreement between Man-AHL 130 and the Administrator.

The following exhibits are incorporated by reference from the exhibits of the same number and description filed with Post-Effective Amendment No. 6 to Man-AHL 130’s Registration Statement (File No. 333-126172) filed January 18, 2007 on Form S-1 under the Securities Act of 1933.

1.01	Form of General Distributor’s Agreement between the Registrant and Man Investments Inc.

3.02	Limited Liability Company Agreement of the Registrant.
(amended)

10.02(a)	Addendum to the Form of Customer Agreement between the Registrant and Man Financial Inc.

10.03	Form of Trading Advisory Agreement between Registrant and Man-AHL
(amended)	(USA) Ltd.

10.04	Form of Escrow Agreement among the Registrant, the Managing Member and the Escrow Agent.

10.03	Form of Application and Power of Attorney.
(amended)