Form 10-Q
period 2007-06-30
MAN-AHL 130, LLC
filed 2007-08-14
CIK 1326101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File number:     333-126172

Man-AHL 130, LLC

(Exact name of registrant as specified in charter)

Delaware	84-1676365
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Man Investments (USA) Corp. 123 North Wacker Drive 28th Floor Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

(312) 881-6800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act.       (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

   Yes ☐    No ☒

PART I - FINANCIAL INFORMATION
ITEM 1.      Financial Statements

Man-AHL 130, LLC
Financial Statements
For the three months ended June 30, 2007 and 2006 (unaudited)

STATEMENTS OF FINANCIAL CONDITION (a)
STATEMENTS OF OPERATIONS (b)
STATEMENTS OF CHANGES IN MEMBER’S EQUITY (b)
STATEMENTS OF CASH FLOWS (b)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

(a)	At June 30, 2007 (unaudited) and March 31, 2007
(b)	For the three months ended June 30, 2007 and 2006 (unaudited)

MAN-AHL 130, LLC

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2007 (unaudited)	March 31, 2007

ASSETS

Equity in commodity futures and forwards
trading accounts:
Net unrealized trading gains on open derivatives contracts	$927,076	$-
Due from affiliated broker	3,795,100	-
	4,722,176	-
Investment in Man-Glenwood Lexington, LLC,
at fair value (cost $4,902,638)	5,004,149	-
Cash and cash equivalents	7,293,835	10,000
Advance subscription to Man-Glenwood Lexington, LLC	459,768	-
Expense reimbursement receivable	116,150	-
Interest receivable	11,820	-

TOTAL	$17,607,898	$10,000

LIABILITIES & MEMBER'S EQUITY

Subscriptions received in advance	50,000	-
Management fees payable	112,832	-
Incentive fees payable	426,088	-
Affiliated brokerage commission payable	34,303	-
Accrued professional fees payable	98,750	-
Accrued administrative fees payable	37,500	-

Total liabilities	759,473	-

MEMBER'S EQUITY

Managing Member
(150,000 and 0 units outstanding, respectively)	16,848,425	10,000

Total Member's equity	16,848,425	10,000

TOTAL	$17,607,898	$10,000

NET ASSET VALUE PER UNIT OUTSTANDING	$112.323	$-
See notes to financial statements.

MAN-AHL 130, LLC

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30, 2007	For the three months ended June 30, 2006

INVESTMENT INCOME:
Interest income	$113,383	$-

EXPENSES:
Management fees	112,832	-
Incentive fees	426,088	-
Affiliated brokerage commissions	71,728	-
Professional fees	98,750	-
Administrative fees	37,500	-
Other	4,645	-

TOTAL EXPENSE	751,543	-

Less reimbursed expenses	(116,150)	-

Net expenses	635,393	-

NET INVESTMENT LOSS	(522,010)	-

NET REALIZED AND UNREALIZED GAINS ON INVESTMENTS AND FOREIGN CURRENCY:

Net realized trading gains on closed derivatives contracts and foreign currency transactions	1,341,848	-
Net change in unrealized trading gains on open derivatives contracts and translation of assets and liabilities denominated in foreign currencies	927,076	-
Net appreciation on investment in Man-Glenwood Lexington, LLC	101,511	-

NET REALIZED AND UNREALIZED GAINS ON INVESTMENTS AND FOREIGN CURRENCY	2,370,435	-

Net income	$1,848,425	$-

Net income per unit outstanding	$12.323	$-

See notes to financial statements.

MAN-AHL 130, LLC

STATEMENTS OF CHANGES IN MEMBER'S EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2007

	MANAGING MEMBER		TOTAL

	Amount	Units	Amount	Units

Member's equity at April 1, 2007	$10,000	$-	$10,000	$-

Subscriptions	$14,990,000	$150,000	$14,990,000	$150,000

Redemptions	$-	$-	$-	$-

Net Income	$1,848,425	$-	$1,848,425	$-

Member's equity at June 30, 2007	$16,848,425	$150,000	$16,848,425	$150,000

NET ASSET VALUE PER UNIT OUTSTANDING AT JUNE 30, 2007	$112.323

FOR THE THREE MONTHS ENDED JUNE 30, 2006

	MANAGING MEMBER		TOTAL

	Amount	Units	Amount	Units

Member's equity at April 1, 2006	$10,000	$-	$10,000	$-

Subscriptions	$-	$-	$-	$-

Redemptions	$-	$-	$-	$-

Net Income	$-	$-	$-	$-

Member's equity at June 30, 2006	$10,000	$-	$10,000	$-

See notes to financial statements.

MAN-AHL 130, LLC
Statements of Cash Flows (unaudited)

	For the three months ended June 30, 2007	For the three months ended June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,848,425	$-

Adjustments to reconcile net income
net cash used in operating activities:
Net change in unrealized trading gains on open derivative contracts and foreign currencies	(927,076)	-
Purchases of investment in Man-Glenwood Lexington, LLC	(5,362,406)	-
Net appreciation on investment in Man-Glenwood Lexington, LLC	(101,511)	-
Changes in:		-
Due from affiliated broker	(3,795,100)	-
Expense reimbursement receivable	(116,150)
Interest receivable	(11,820)	-
Management fees payable	112,832	-
Incentive fees payable	426,088	-
Affiliated brokerage commissions payable	34,303	-
Accrued professional fees payable	98,750	-
Accrued administrative fees payable	37,500	-

Net cash used in operating activities	(7,756,165)	-

FINANCING ACTIVITIES:
Capital subscriptions	15,040,000	-

Net cash provided by financing activities	15,040,000	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,283,835	-

CASH AND CASH EQUIVALENTS - Beginning of period	10,000	10,000

CASH AND CASH EQUIVALENTS - End of period	$7,293,835	$10,000

CASH INTEREST PAID DURING THE PERIOD	$2,645	$-

See notes to financial statements.

Notes to Financial Statements (unaudited)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL 130, LLC’s (the “Company”) financial condition at June 30, 2007 and the results of its operations for the three months ended June 30, 2007 and 2006.  These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2007.  The March 31, 2007 information has been derived from the audited financial statements as of March 31, 2007.

1.	ORGANIZATION

Man-AHL 130, LLC commenced trading on April 2, 2007 and operates as a commodity investment pool.

2.	SIGNIFICANT ACCOUNTING POLICIES

The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the United States.  The preparation of financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.

Cash and cash equivalents – Cash and cash equivalents include cash and short-term interest bearing money market instruments with original maturities of 90 days or less, held with JPMorgan Chase, N.A.

Interest income and expenses– Interest income and expenses are recorded on an accrual basis.

Due from affiliated broker– Due from affiliated broker represents cash required to meet margin requirements and excess funds not required for margin.

Expense reimbursement– The Company is responsible for paying its own operating expenses, including professional and administrative fees.  Operating expenses in excess of 0.50% p.a. of each month–end net asset values will be reimbursed by the Managing Member or an affiliate for the first 24 months of the Company's operations.

Affiliated brokerage commission expense – Affiliated brokerage commission expense on futures contracts is recognized in the period of the transaction and is reflected on the statements of operations.  The futures commission rates charged to the Company have not been negotiated at arm’s-length and certain other clients may be charged lower rates.  Affiliated brokerage commissions represent the cost of the transactions and are capped at 3% of the Company’s average month-end net asset value per annum.

Foreign currency – All assets and liabilities of the Company denominated in foreign currencies are translated into U.S. dollar amounts at the mean between the bid and ask market rates for such currencies on the date of valuation. Purchases and sales of foreign securities are converted at the prevailing rate of exchange on the respective date of such transactions. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in the fair value of securities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments.

Reported net realized foreign exchange gains or losses arise from sales of foreign currencies, currency gain, or losses realized between the trade and settlement dates on securities transactions, and the difference between the amounts of dividends, interest, and foreign withholding taxes recorded on the Company’s books and the U.S. dollar equivalent of the amounts actually received or paid. Net unrealized foreign exchange gains and losses arise from changes in the fair value of assets and liabilities, other than investments in securities at fiscal period-end, resulting from changes in exchange rates.

Investments – The Company values its Man-Glenwood Lexington, LLC (the “Fund”) investment at its net asset value, which approximates fair value, as provided by the Fund.

Calculation of Net Income Per Unit– The Company's net income or Loss is allocated monthly on a pro-rata basis over the number of units outstanding at the beginning of each month.  The Net Income per Unit Outstanding on the Statement of Operations is based on the weighted average units outstanding for the period.

3.	TRADING ACTIVITIES AND RELATED RISKS

The Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the market values of the instruments underlying the contracts. All contracts are stated at market or fair value, and changes in those values are reflected in the change in net unrealized trading gains (losses) on open derivative contracts in the statements of operations.

Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. The credit risk from counterparty nonperformance associated with these instruments is the net unrealized gain, if any, included in the statements of financial condition. Forward contracts are entered into on an arm’s-length basis with Man Financial Ltd. (now MF Global UK Ltd., (“MF Global UK”)). For exchange-traded contracts, the clearing organization functions as the counterparty of specific transactions and, therefore, bears the risk of delivery to and from counterparties to specific positions.

The Company trades in exchange-traded futures contracts on various underlying commodities, foreign currencies, and financial instruments, as well as forward contracts on foreign currencies and other underlying commodities.  Fair values of futures and forward contracts are reflected net by counterparty or clearing broker in the statements of financial condition.

The Company’s funds held by, and cleared through, Man Financial Inc. (now MF Global ("MF Global")) are required to be held in segregated accounts under rules of the CFTC. These funds are used to meet minimum margin requirements for all of the Company’s open futures positions as set by the exchange where each contract is traded. These requirements are adjusted, as needed, due to daily fluctuations in the values of the underlying positions. Certain positions may be liquidated, if necessary, to satisfy resulting changes in margin requirements.

The parent company of Man-AHL (USA) Limited and Man Investments (USA) Corp. has a minority ownership interest in the holding company of MF Global UK and MF Global.

4.	SUBSEQUENT EVENTS

Subsequent to June 30, 2007, a subscription from an investor other than the Managing Member was accepted into the Company.  As a result, the Company is now treated as a partnership for federal income tax purposes.  As such, members are individually liable for the taxes on their share of the Company’s taxable income, if any.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Man-AHL 130, LLC (“Man-AHL 130”) commenced operations on April 2, 2007 with a capital contribution of $14,990,000 from Man Investments (USA) Corp., the managing member of Man-AHL 130 (the “Managing Member”).

Reference is made to Item 1, “Financial Statements.”  The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Operational Overview

Man-AHL 130 is a speculative managed futures fund which trades pursuant to the AHL Diversified Program, directed on behalf of Man-AHL 130 by Man-AHL (USA) Limited.  The AHL Diversified Program is a futures and forward price trend-following trading system, entirely quantitative in nature, and implements trading positions on the basis of statistical analyses of past price histories.  The AHL Diversified Program is proprietary and confidential, so that substantially the only information that can be furnished regarding Man-AHL 130’s results of operations is contained in the performance record of its trading.  Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of Man-AHL 130, and its past performance is not necessarily indicative of its futures results.  Man Investments (USA) Corp. does believe, however, that there are certain market conditions, for example, markets with pronounced price trends, in which Man-AHL 130 has a greater likelihood of being profitable than in other market environments.

Capital Resources and Liquidity

Due to the low margins required to support futures and forward trading, only approximately 10% to 20% of the capital of a managed futures fund such as Man-AHL 130 is needed to margin its positions.  Man-AHL 130 holds most of its capital in cash and cash equivalents while investing approximately 30% of such capital in Man-Glenwood Lexington, LLC and/or Man-Glenwood Lexington TEI, LLC (collectively, the “Man-Glenwood Funds”), registered investment companies managed by Glenwood Capital Investments, L.L.C., both for profit potential and diversification purposes.  Man-AHL 130’s investment in the Man-Glenwood Funds cannot be used to margin its futures trading and would be liquidated to the extent that the Managing Member was able to do so and deemed it advisable to do so to support Man-AHL 130’s futures trading.  The Managing Member is under no obligation to maintain Man-AHL 130’s investment in the Man-Glenwood Funds, and may reduce or eliminate such investment at any time through the Man-Glenwood Funds’ quarterly tender process.

Man-AHL 130, not being an operating company, does not incur capital expenditures.  It functions solely as a trading vehicle, and after its initial allocation to the AHL Diversified Program and the Man-Glenwood Funds, its remaining capital resources are used only as assets available to provide variation margin and pay expenses and trading losses incurred on Man-AHL 130’s AHL Diversified Program account, as well as invest in the Man-Glenwood Funds to maintain appropriate exposure.

The AHL Diversified Program generally maintains highly liquid positions, and the assets held by Man-AHL 130 to support AHL’s trading are cash or highly-liquid Treasury bills, deposit accounts or other cash equivalents.

Because the Man-Glenwood Funds are closed-end registered investment companies, members of the Man-Glenwood Funds do not have the right to require the Man-Glenwood Funds to repurchase any or all of their units.  To provide a limited degree of liquidity to investors, the Man-Glenwood Funds offer quarterly liquidity through discretionary tender offers for their units pursuant to written tenders.  Repurchases will be made at such times, in such amounts, and on such terms as may be determined by the Man-Glenwood Funds’ boards, in their sole discretion.  Under certain circumstances, such tender offers may not occur as scheduled or may not be sufficient to satisfy the full amount requested to be repurchased by Man-AHL 130.  However, the Man-Glenwood Funds’ component of Man-AHL 130’s portfolio represents an allocation of only approximately 30% of Man-AHL 130’s capital, and the Managing Member believes that any delays in receiving repurchase payments from the Man-Glenwood Funds are unlikely to adversely affect Man-AHL 130’s operations.

The Managing Member does not anticipate the need for additional sources of liquidity, given that approximately 70% of Man-AHL 130’s capital is held in cash and highly liquid cash equivalents, and, if necessary, Man-AHL 130 is expected to be able to liquidate part of its investment in the Man-Glenwood Funds through the Man-Glenwood Funds’ quarterly tender process.  Other than potential market-imposed limitations on liquidity, due to, for example, daily price fluctuation limits inherent in futures trading, the majority of Man-AHL 130’s assets are highly liquid and are expected to remain so.

Man-AHL 130 will raise additional capital only through the sale of its Units and does not intend to raise any capital through borrowings.  Due to the nature of Man-AHL 130’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

There have been no material changes with respect to Man-AHL 130’s accounting principles, off-balance sheet arrangements or contractual obligations reported in Man-AHL 130’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Results of Operations

Man-AHL 130 was organized on April 14, 2005 under the Delaware Limited Liability Company Act, and its Registration Statement under the Securities Act of 1933, as amended, became effective on February 1, 2007.  Man-AHL 130 commenced trading operations April 2, 2007 in respect of its Class A Units.  During its operations for the three months ending June 30, 2007, Man-AHL 130 experienced no meaningful periods of illiquidity in any of the markets traded by the AHL Diversified Program.  Due to the nature of Man-AHL 130’s business activities being trading in the futures and forward markets and investing in the Man-Glenwood Funds, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Three Months ended June 30, 2007

      30-Jun -07    31-Mar -07
Ending Member's equity             $16,848,425        $10,000

Net assets attributable to Class A Units were $16,848,425 at June 30, 2007.  This amount represents the Managing Member’s purchase of Class A Units (Series 2) in an aggregate amount of $15 million and net income from operations of $1,848,425.

Management Fees of $112,832, Incentive Fees of $426,088, Client Servicing Fees (Series 1 Units only) of $0 and brokerage commissions of $71,728  were paid or accrued, and interest of $113,383 was earned or accrued on Man-AHL 130’s cash and cash equivalent investments, for the three months ended June 30, 2007.

Man-AHL 130 pays administrative expenses for legal, audit, accounting and administration services, limited to 1/12 of 0.50% per month of Man-AHL 130’s month-end NAV through March 2009.  Administrative and other expenses, paid or accrued, for the three months ended June 30, 2007 were $140,895, which were offset in part by reimbursement from the Managing Member in the amount of $116,150.

During the three month period ended June 30, 2007, performance of the AHL Diversified Program in the agriculturals sector was relatively flat until the final few weeks of the period where it made a small loss for Man-AHL 130.  Trading performance was dominated by soybeans and soy oil after figures in the US showed that farmers had set aside a greater portion of land for corn production, lowering supply in the two soy based commodities and benefiting our long positions.  The same data release affected long positions in corn and wheat with greater supply affecting prices negatively.  Trading in the bond sector made a positive contribution to Man-AHL 130’s performance.  The leading trade was a short position in US Treasuries as the economy responded well from the concerns brought about by the US housing sector and fallout in the sub-prime mortgage sector.  An interest rate drop looked less likely in the short-term with expectations over rates and inflation pushing bond prices down.  Short trades in Euro Bund and UK Gilts also returned profitably as interest rates rose in Europe and the UK, forcing bond prices down and yields up.  The currency sector generated excellent returns over the period as a short position in the Japanese yen against the US dollar powered profits.  Investors borrowed from the low-cost Japanese market and purchased higher yielding assets in countries such as Australia and New Zealand, a typical carry trade scenario.  A long position in the Canadian dollar against the US dollar performed well as Canada has enjoyed an unexpectedly good quarter economically, with exports being driven by oil companies amid a period of rising oil prices.  Trading in the energy sector resulted in a modest loss during the period.  Short positions in crude oil were impacted by the general price rise in the prime energy source due to geopolitical concerns in Nigeria and decreasing inventories.  Natural gas was a positive contributor following last quarter's difficult trading period as short positions benefited from June inventory statistics showing that US stocks were higher than market forecasters expected and milder weather was foreseen in the US.  The metals complex posted the largest negative return, albeit a relatively minor one, as nickel continued its fall from May's record high due to decreasing demand from the stainless steel industry which has seen output growth slow significantly this year.  Long positions in the precious metals, gold and silver, generated slight losses due to the greater attraction for investors from high yielding US Treasuries and rising equity markets.  Short-term interest rate trading was profitable as gains were accrued via a three pronged attack which featured short trades in Euribor, Short Sterling and Eurodollar contracts.  Europe, the UK and US all saw expectations for future interest rate rises gain strength as the former two increased their rates by 25bps, and the Federal Reserve shifted from a dovish to hawkish viewpoint over the quarter amid encouraging economic data releases.  Finally, trading within the stock sector proved beneficial as indices endured a rather volatile period but ended up over the three months.  A significant driver was the continuation of large deal flow in the M&A arena where private equity houses dominated the scene.  In addition, solid first quarter earnings figures increased investor optimism after many seemed fearful over the potential impact of the housing and sub-prime mortgage sector on the US market.  Long positions in the DAX 30 and S&P 500 indices were strong contributors to, while the Japanese Topix and Nikkei 225 composites slightly detracted from, performance.

During the three month period ended June 30, 2007, the commodity and macro style pursued by the Man-Glenwood Funds posted a strong return over due to significant currency moves in the US dollar, euro and British pound.  Strengthening in some metals provided solid opportunities for global macro, trend following and discretionary trading managers, while short US and European bond trades proved profitable.  The equity hedge style generated a positive return.  In the U.S., specific trades in technology, telecom, financial services and steel sectors performed well.  In Europe, a positive deal environment generated strong returns in both long and short books across the financials and technology areas.  Emerging market names, particularly in the internet, telecom, advertising, and software sectors were also positive contributors.  The event driven style generated strong performance early and mid-quarter.  In April and May, M&A activity surged in both the US and Europe providing an abundance of opportunities.  In particular, several large US deals were announced from which several activist funds benefited. By quarter end, volatility within the credit markets spilled over into equities and adversely impacted merger arbitrage spreads.  Relative value style performance was primarily driven by capital structure arbitrage, credit arbitrage, and multi-strategy managers early in the second quarter.  While towards quarter end, deteriorating conditions within the sub-prime mortgage market allowed several managers to profit, as they positioned their portfolios in anticipation of such an event.  In the U.S., positions in steel manufacturers, engineering companies, homebuilders, cyclicals, transportation, consumer retail, materials, financials and targets of acquisitions by private equity groups were significant performance drivers for US variable equity managers.  Elsewhere, European, Japanese and Asian ex Japan managers also contributed to performance. Finally, the distressed and credit style posted a gain over the quarter.  Credit markets performed well early in the quarter, buoyed by strong performing equity markets, corporate M&A activity and robust first quarter earnings growth and company fundamentals.  From mid-quarter through quarter-end, and despite high yield credit spreads widening, managers benefited from security-specific positions that traded higher as a result of certain catalysts that were realized.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4.	Controls and Procedures

Man Investments (USA) Corp., the managing member of Man-AHL 130 (the “Managing Member”), with the participation of the Managing Member's principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to Man-AHL 130 as of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is being filed, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  There were no significant changes in the Managing Member’s internal controls with respect to Man-AHL 130 or in other factors applicable to Man-AHL 130 that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 4T.	Controls and Procedures

Not applicable.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors previously disclosed in Item 1A of Man-AHL 130’s Annual Report on Form 10-K for the year ended March 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)          There were no sales of unregistered securities during the period covered by this Report.

(b)          Information required by Regulation S-K 701(f):

(1) The use of proceeds information is being disclosed for Registration Statement No. 333-126172 declared effective on February 1, 2007.

(2) The offering of Man-AHL 130’s Units of Limited Liability Company Interest commenced on or about March 13, 2007 and Units are offered as of the beginning of each calendar month on a continuous basis.

(3) Not applicable.

(4) (i) The offering of the Units has not terminated.

(ii) Man Investments Inc. acts as the lead selling agent for Man-AHL 130.

(iii) Man-AHL 130 has registered Class A Units of Limited Liability Company Interest and Class B Units of Limited Liability Company Interest.

(iv) Man-AHL 130 has registered 500,000 Class A Units and 500,000 Class B Units to be sold initially at $100 per Unit and, thereafter, at the month-end net asset value per outstanding Unit as of each month-end.  The aggregate initial offering price of each Class of Units registered is $50,000,000.  As of June 30, 2007, Man-AHL 130 completed the sale of 150,000 Class A Units and the aggregate offering price of the amount sold was $15 million.  No Class B Units have been sold as of June 30, 2007.

(v) As of June 30, 2007, no expenses were incurred for the account of Man-AHL 130.

(vi) Net offering proceeds to Man-AHL 130 as of June 30, 2007 were $15 million.

(vii) As of June 30, 2007, the amount of net offering proceeds to Man-AHL 130 for commodity futures and forward trading and investment in the Man-Glenwood Funds totaled $15 million.

(viii) Not applicable.

(c)           Pursuant to Man-AHL 130’s Limited Liability Company Agreement, Unitholders may redeem their Units at the end of each calendar quarter at the then current quarter-end Net Asset Value per Unit.  If quarter-end redemptions are requested for more than 15% of Man-AHL 130’s total then-outstanding Units, each redemption request will be reduced pro rata so that only 15% of Man-AHL 130’s total then-outstanding Units are redeemed.  In order to pay redemption proceeds, it may be necessary for Man-AHL 130 to tender for repurchase a portion of its investment in the Man-Glenwood Funds.  Each Man-Glenwood Fund generally withholds 5% of the proceeds of a total repurchase from such Man-Glenwood Fund until the completion of the Man-Glenwood Fund’s annual audit.  The amount withheld from a total repurchase by Man-AHL 130 from the Man-Glenwood Funds will be approximately 1.5% of a Unitholder’s total investment.  Rather than withhold redemption proceeds from Unitholders redeeming Units, however, the Managing Member intends to pay the full redemption amount due to redeeming Unitholders and the amount subsequently paid to Man-AHL 130 by the Man-Glenwood Funds from the amount withheld will be a general asset of Man-AHL 130.  Other than any affect of the foregoing, the redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.  There were no redemptions of Units at June 30, 2007.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Submissions of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

The following exhibits are included herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

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

1.01	Form of General Distributor’s Agreement between the Registrant and Man Investments Inc.

3.02	Limited Liability Company Agreement of the Registrant (amended).

10.02(a)	Addendum to the Form of Customer Agreement between the Registrant and Man Financial Inc.

10.03	Form of Trading Advisory Agreement between Registrant and Man-AHL (USA) Ltd. (amended).

10.04	Form of Escrow Agreement among the Registrant, the Managing Member and the Escrow Agent.

10.03	Form of Application and Power of Attorney (amended).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2007.

Man-AHL 130, LLC (Registrant)

By:	Man Investments (USA) Corp. Managing Member

By:	/s/ John M. Kelly
President and Principal Executive Officer

By:	/s/ Alicia B. Derrah
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number                                                      Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer