Form 10-Q
period 2007-09-30
MAN-AHL 130, LLC
filed 2007-11-14
CIK 1326101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File number:     333-126172

Man-AHL 130, LLC

(Exact name of registrant as specified in charter)

Delaware	84-1676365
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Man Investments (USA) Corp. 123 North Waker Drive 28th Floor Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

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

   Yes [  ]    No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements

Man-AHL 130, LLC
Financial Statements

STATEMENTS OF FINANCIAL CONDITION (a)
STATEMENTS OF OPERATIONS (b)
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (c)
STATEMENTS OF CASH FLOWS (b)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

(a)	At September 30, 2007 (unaudited) and March 31, 2007
(b)	For the three months ended September 30, 2007 and 2006 (unaudited) and for the six months ended September 30, 2007 and 2006 (unaudited)
(c)	For the six months ended September 30, 2007 and 2006 (unaudited)

MAN-AHL 130, LLC

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2007
	(unaudited)	March 31, 2007
ASSETS

Equity in commodity futures and forwards
trading accounts:
Net unrealized trading gains on open derivatives contracts	$1,069,824	$-
Due from affiliated broker	3,786,454	-
	4,856,278	-
Investment in Man-Glenwood Lexington, LLC,
at fair value (cost $4,977,870)	4,971,659	-
Cash and cash equivalents	6,643,049	10,000
Advance subscription to Man-Glenwood Lexington, LLC	253,300	-
Redemption receivable from Man-Glenwood Lexington, LLC	522,678
Expense reimbursement receivable	110,620	-
Interest receivable	10,346	-

TOTAL	$17,367,930	$10,000

LIABILITIES & MEMBERS' EQUITY

Management fees payable	112,444	-
Client servicing fees payable	406
Affiliated brokerage commission payable	64,904	-
Accrued professional fees payable	159,713	-
Accrued administrative fees payable	75,000
Other liabilities	1,600	-

Total liabilities	414,067	-

MEMBERS' EQUITY

Class A Series 1 Member
(1,587.857 and 0 units outstanding, respectively)	177,043	-

Class A Series 2 Member
(150,000.000 and 0 units outstanding, respectively)	16,776,820	10,000

Total Members' equity	16,953,863	10,000

TOTAL	$17,367,930	$10,000

NET ASSET VALUE PER UNIT OUTSTANDING - CLASS A SERIES 1 MEMBERS	$111.498	$-

NET ASSET VALUE PER UNIT OUTSTANDING - CLASS A SERIES 2 MEMBERS	$111.845	$-

See notes to financial statements.

MAN-AHL 130, LLC

STATEMENTS OF OPERATIONS (UNAUDITED)
	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
INVESTMENT INCOME:
Interest income	$105,891	$-	$219,274	$-

EXPENSES:
Management fees	112,444	-	225,276	-
Incentive fees	-	-	426,088
Client servicing fees	406		406
Affiliated brokerage commissions	69,471	-	141,199	-
Professional fees	90,417	-	189,167	-
Administrative fees	37,500	-	75,000	-
Other	5,025	-	9,670	-

TOTAL EXPENSE	315,263	-	1,066,806	-

Less reimbursed expenses	(110,620)	-	(226,770)	-

Net expenses	204,643	-	840,036	-

NET INVESTMENT LOSS	(98,752)	-	(620,762)	-

NET REALIZED AND UNREALIZED GAINS ON INVESTMENTS AND FOREIGN CURRENCY:

Net realized trading gains (losses) on closed derivatives contracts and foreign currency transactions	(5,183)	-	1,336,665	-

Net change in unrealized trading gains on open derivatives contracts and translation of assets and liabilities denominated in foreign currencies	142,748	-	1,069,824	-

Net realized losses on investment in Man-Glenwood Lexington, LLC	(653)		(653)

Net change in unrealized depreciation on investment in Man-Glenwood Lexington, LLC	(107,722)	-	(6,211)	-

NET REALIZED AND UNREALIZED GAINS ON INVESTMENTS AND FOREIGN CURRENCY	29,190	-	2,399,625	-

Net income (loss)	$(69,562)	$-	$1,778,863	$-

Net income (loss) per unit outstanding - Class A Series 1	$1.699	$-	$3.379	$-

Net income (loss) per unit outstanding - Class A Series 2	$(0.478)	$-	$11.845	$-

See notes to financial statements

MAN-AHL 130, LLC

STATEMENTS OF CHANGES IN MEMBERS' EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007

	CLASS A SERIES 1		CLASS A SERIES 2		TOTAL

	Amount	Units	Amount	Units	Amount	Units

Member's equity at April 1, 2007	-	-	$10,000	-	$10,000	-

Subscriptions	$175,000	1,587.857	$14,990,000	150,000.000	$15,165,000	151,587.857

Redemptions	$-	-	$-	-	$-	-

Net income	$2,043	-	$1,776,820	-	$1,778,863	-

Member's equity at September 30, 2007	$177,043	1,587.857	$16,776,820	150,000.000	$16,953,863	151,587.857

NET ASSET VALUE PER UNIT OUTSTANDING AT SEPTEMBER 30, 2007	$111.498		$111.845

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006

	CLASS A SERIES 1		CLASS A SERIES 2		TOTAL

	Amount	Units	Amount	Units	Amount	Units

Member's equity at April 1, 2006	$-	-	$10,000	-	$10,000	-

Subscriptions	$-	-	$-	-	$-	-

Redemptions	$-	-	$-	-	$-	-

Net income	$-	-	$-	-	$-	-

Member's equity at September 30, 2006	$-	-	$10,000	-	$10,000	-

See notes to financial statements.

MAN-AHL130, LLC
Statements of Cash Flows (unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(69,562)	$-	$1,778,863	$-

Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Net change in unrealized trading gains (losses) on open derivative contracts and foreign currency transactions	(142,748)	-	(1,069,824)	-
Purchase of investment in Man-Glenwood Lexington, LLC	(392,095)	-	(5,754,501)	-
Realized losses on investment in Man-Glenwood Lexington, LLC	653		653
Net unrealized depreciation on investment in Man-Glenwood Lexington, LLC	107,722	-	6,211	-
Changes in:		-		-
Due from affiliated broker	8,646	-	(3,786,454)	-
Expense reimbursement receivable	5,530		(110,620)
Interest receivable	1,474	-	(10,346)	-
Management fees payable	(388)	-	112,444	-
Incentive fees payable	(426,088)	-	-	-
Affiliated brokerage commissions payable	30,601	-	64,904	-
Accrued professional fees payable	60,963	-	159,713	-
Accrued administrative fees payable	37,500		75,000
Client servicing fees payable	406		406
Other liabilities	1,600	-	1,600	-

Net cash used in operating activities	(775,786)	-	(8,531,951)	-

FINANCING ACTIVITIES:
Capital subscriptions	125,000	-	15,165,000	-

Net cash provided by financing activities	125,000	-	15,165,000	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(650,786)	-	6,633,049	-

CASH AND CASH EQUIVALENTS - Beginning of period	7,293,835	10,000	10,000	10,000

CASH AND CASH EQUIVALENTS - End of period	$6,643,049	$10,000	$6,643,049	$10,000

CASH INTEREST PAID DURING THE PERIOD	$1,780	$-	$4,425	$-

See notes to financial statements.

Notes to Financial Statements (unaudited)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL 130, LLC’s (the “Company”) financial condition at September 30, 2007 and the results of its operations for the three months ended September 30, 2007 and 2006 and six months ended September 30, 2007 and 2006.  These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2007.  The March 31, 2007 information has been derived from the audited financial statements as of March 31, 2007.

1.	ORGANIZATION

Man-AHL 130, LLC commenced trading on April 2, 2007 and operates as a commodity investment pool.

Beginning July 1, 2007, Class A Series 1 units were issued at the current net asset value of Class A Series 2 units of $112.323.  Series 1 units are subject to a 1.25% per annum client servicing fee payable to Man Investments Inc. (“MII”), calculated monthly and paid quarterly in arrears, on the month-end net asset value of Class A Series 1 units, subject to a maximum commission receipt to MII of 10% of the subscription price of each unit.

The Managing Member’s investment was designated as Class A Series 2 units upon commencement of trading. All outstanding Class A Series 2 units currently outstanding are owned by the Managing Member.

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

Expense reimbursement– The Company is responsible for paying its own operating expenses, including professional and administrative fees.  Operating expenses in excess of 0.50% per annum of each month-end net asset values will be reimbursed by the Managing Member or an affiliate for the first 24 months of the Company’s operations.

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

Reported net realized foreign exchange gains or losses arise from sales of foreign currencies, currency gains, or losses realized between the trade and settlement dates on securities transactions, and the difference between the amounts of dividends, interest, and foreign withholding taxes recorded on the Company’s books and the U.S. dollar equivalent of the amounts actually received or paid. Net unrealized foreign exchange gains and losses arise from changes in the fair value of assets and liabilities, other than investments in securities at fiscal period-end, resulting from changes in exchange rates.

Investments– The Company values its Man-Glenwood Lexington, LLC (the “Fund”) investments at its net asset value, which approximates fair value, as provided by the Fund.

Calculation of Net Incomer Per Unit – The Company’s net income or loss is allocated monthly on a pro-rata basis over the number of units outstanding at the beginning of each month.  The Net Income per Unit Outstanding on the Statement of Operations is based on the weighted average units outstanding for the period.

Recently Issued Accounting Pronouncements – In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48) entitled “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006.  The implementation of FIN 48 had no impact on the Company’s financial statements.

3.	TRADING ACTIVITIES AND RELATED RISKS

The Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the market values of the instruments underlying the contracts. All contracts are stated at market or fair value, and changes in those values are reflected in the change in net unrealized gains (losses) on open contracts in the statements of operations.

Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. The credit risk from counterparty nonperformance associated with these instruments is the net unrealized gain, if any, included in the statements of financial condition. Forward contracts are entered into on an arm’s-length basis with Man Financial Ltd. (now MF Global UK Ltd., (“MF Global UK)).  For exchange-traded contracts, the clearing organization functions as the counterparty of specific transactions and, therefore, bears the risk of delivery to and from counterparties to specific positions.

The Company trades in exchange-traded futures contracts on various underlying commodities, foreign currencies, and financial instruments, as well as forward contracts on foreign currencies and other underlying commodities.  Fair values of futures and forward contracts are reflected net by counterparty or clearing broker in the statements of financial condition.

The Company’s funds held by, and cleared through, Man Financial Inc. (now MF Global (“MF Global”)) are required to be held in segregated accounts under rules of the CFTC. These funds are used to meet minimum margin requirements for all of the Company’s open futures positions as set by the exchange where each contract is traded. These requirements are adjusted, as needed, due to daily fluctuations in the values of the underlying positions. Certain positions may be liquidated, if necessary, to satisfy resulting changes in margin requirements.

The parent company of Man-AHL (USA) Limited and Man Investments (USA) Corp. has a minority ownership interest in the holding company of MF Global UK and MF Global.

4.	PARTNERSHIP TAXES

As of July 1, 2007, a subscription for an investor other than the Managing Member was accepted into the Company.  As a result, the Company is now treated as a partnership for federal income tax purposes.  As such, members are individually liable for the taxes on their share of the Company’s taxable income, if any.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Reference is made to Item 1, “Financial Statements.”  The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Operational Overview

Man-AHL 130, LLC (“Man-AHL 130”) is a speculative managed futures fund which trades pursuant to the AHL Diversified Program, directed on behalf of Man-AHL 130 by Man-AHL (USA) Limited.  The AHL Diversified Program is a futures and forward price trend-following trading system, entirely quantitative in nature, and implements trading positions on the basis of statistical analyses of past price histories.  The AHL Diversified Program is proprietary and confidential, so that substantially the only information that can be furnished regarding Man-AHL 130’s results of operations is contained in the performance record of its trading.  Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of Man-AHL 130, and its past performance is not necessarily indicative of its futures results.  Man Investments (USA) Corp. the managing member of Man-AHL 130 (the “Managing Member”) does believe, however, that there are certain market conditions, for example, markets with pronounced price trends, in which Man-AHL 130 has a greater likelihood of being profitable than in other market environments.

Capital Resources and Liquidity

Due to the low margins required to support futures and forward trading, only approximately 10% to 20% of the capital of a managed futures fund such as Man-AHL 130 is needed to margin its positions.  Man-AHL 130 holds most of its capital in cash and cash equivalents while investing approximately 30% of such capital in Man-Glenwood Lexington, LLC or Man-Glenwood Lexington TEI, LLC (collectively, the “Man-Glenwood Funds”), registered investment companies managed by Glenwood Capital Investments, L.L.C., both for profit potential and diversification purposes.  Man-AHL 130’s investment in the Man-Glenwood Funds cannot be used to margin its futures trading and would be liquidated to the extent that the Managing Member was able to do so and deemed it advisable to do so to support Man-AHL 130’s futures trading.  The Managing Member is under no obligation to maintain Man-AHL 130’s investment in the Man-Glenwood Funds, and may reduce or eliminate such investment at any time through the Man-Glenwood Funds’ quarterly tender process.

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

Man-AHL 130 will raise additional capital only through the sale of its Units and does not intend to raise any capital through borrowings.  Due to the nature of the Man-AHL 130’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

There have been no material changes with respect to Man-AHL 130’s accounting principles, off-balance sheet arrangements or contractual obligations reported in Man-AHL 130’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Results of Operations

Man-AHL 130 was organized on April 14, 2005 under the Delaware Limited Liability Company
Act, and its Registration Statement under the Securities Act of 1933, as amended, became effective on February 1, 2007.  Man-AHL 130 commenced trading operations April 2, 2007 in respect of its Class A Units.  During its operations for the three and six months ending September 30, 2007, Man-AHL 130 experienced no meaningful periods of illiquidity in any of the markets traded by the AHL Diversified Program.

Due to the nature of Man-AHL 130’s business activities being trading in the futures and forward markets and investing in the Man-Glenwood Funds, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Periods ended September 30, 2007

	30-Sep-07	30-Jun -07	31-Mar -07
Ending Equity	$16,953,863	$16,848,425	$10,000

Three months ended September 30, 2007:

Net assets attributable to Class A Units increased $105,438 for the three months ended September 30, 2007.  This increase was attributable to subscriptions in the amount of $175,000 and a net loss from operations of $69,562.

Management Fees of $112,444, Incentive Fees of $0, Client Servicing Fees (Series 1 Units only) of $406 and brokerage commissions of $69,471 were paid or accrued, and interest of $105,891 was earned or accrued on Man-AHL 130’s cash and cash equivalent investments, for the three months ended September 30, 2007.

Man-AHL 130 pays administrative expenses for legal, audit, accounting and administration services, limited to 1/12 of 0.50% per month of Man-AHL 130’s month-end NAV through March 2009.  Administrative and other expenses, paid or accrued, for the three months ended September 30, 2007 were $132,942, which were offset in part by reimbursement from the Managing Member in the amount of $110,620.

Six months ended September 30, 2007:

Net assets attributable to Class A Units were $16,953,863 at September 30, 2007.  This amount represents the Managing Member’s purchase of Class A Series 2 Units in an aggregate amount of $15 million, subscriptions for Class A Series 1 Units in the amount of $175,000 and net income from operations of $1,778,863.

Management Fees of $ 225,276, Incentive Fees of $426,088, Client Servicing Fees (Series 1 Units only) of $406 and brokerage commissions of $141,199 were paid or accrued, and interest of $219,274 was earned or accrued on Man-AHL 130’s cash and cash equivalent investments, for the six months ended September 30, 2007.

Man-AHL 130 pays administrative expenses for legal, audit, accounting and administration services, limited to 1/12 of 0.50% per month of Man-AHL 130’s month-end NAV through March 2009.  Administrative and other expenses, paid or accrued, for the nine months ended September 30, 2007 were $273,837, which were offset in part by reimbursement from the Managing Member in the amount of $226,770.

Three months ended September 30, 2007:

During the three month period ended September 30, 2007, trading by the AHL-Diversified Program in the agricultural sector produced positive returns, led by strong returns from long positions in wheat on the back of global supply concerns. Trading in soy beans and soy meal added further gains while most other agricultural contracts traded close to flat over the period. Bond sector trading resulted in losses as bond yields trended almost uniformly lower over the period. Short positions in Australian bonds proved costly at the beginning of the period, while a long bias in Euro Bund contracts also struggled towards the end of the quarter to cap a volatile environment in fixed income markets. However, Japanese bond trading delivered positive results as a timely switch to long positioning paid dividends. Trading in currencies was slightly negative for the quarter which featured large trend reversals.  Initially, strong profits accrued as short positions in the US dollar against a variety of currencies such as the euro, Canadian dollar and British pound were beneficial.  However, the market turmoil in August led to sharp reversals, with the US dollar quickly regaining ground as the currency benefited from the flight to quality US Treasury bonds.  This negatively impacted performance before all long-term trends re-established themselves and the majority of losses were cancelled out.  The energy sector produced solid returns in the quarter.  The principal driver behind performance came from long holdings in crude oil futures contracts, which rose strongly despite a reversal in August due to US economic growth concerns. Crude oil climbed well above US$80 during September as reduced Gulf of Mexico production stifled US supply and global demand continued to grow.  By the end of the quarter, crude oil showed a year-to-date increase of approximately 34%.  Elsewhere, modest gains were made in short natural gas and long gas oil positions. The metals complex was dominated by long positions in gold which soared through the US$700 per ounce mark in early September.  Elsewhere, trading in silver and copper was flat while long nickel positions detracted from performance despite rebounding strongly from mid-August onwards.  Trading in the short-term interest rate market was profitable and relatively stable throughout the quarter.  Slight losses came from long positions in short sterling and euribor contracts as investors placed bets that interest rates would most likely stay on hold rather than decline.  However, long positions in Eurodollar contracts proved effective as expectations of future US interest rate rises evaporated due to poor economic data releases surrounding the US housing market and the Fed’s need to create further liquidity in stock markets. Trading within the stock sector detracted somewhat from performance over the quarter as indices saw considerable volatility which led to established price trends in equity markets breaking down during July and August before returning during September.  Positions in the Japanese Nikkei 225 detracted from performance along with positions in the US markets including positions in the S&P 500 index.  Hong Kong’s Hang Seng index rose as emerging markets showed strength late in the period, benefiting long positions.

For the three-month period ended September 30, 2007, the commodity & macro style pursued by the Man-Glenwood Funds posted a positive return despite difficult market conditions.  Key drivers of positive returns were long positions in equities and commodities toward the end of the period as well as short positions in US mid-cap equities and long volatility earlier in the period.  Reversals in FX markets and fixed income exposure detracted from performance.  The equity hedge style contributed positively over the period as managers minimized losses during turbulent markets and capitalized as market fundamentals returned. Long equity trades, particularly in Asian developing market equities, yielded strong returns. Some managers showed losses in August when investors rapidly reduced risk but most were able to pare losses as markets rebounded after the intervention of several central banks.  The event driven style produced losses despite a strong finish to the quarter.  Losses were realized primarily during the middle of the period. Spill-over effects from the credit markets put pressure on LBO deals and the merger arbitrage strategy suffered as a result. The style ended the period well, however, as event equity managers rebounded as stocks that had sold-off dramatically during the panic recovered toward the end of the period.  The relative value style generated positive returns despite mid-period losses in the convertible arbitrage, special situations and structured corporate credit allocations. Positive returns were driven primarily by short credit biased managers. Variable equity ended down despite gains in September amidst rallying equity markets. Managers posted negative returns early in July, continuing into mid August, as global equity markets sold-off. Long positions in financials, US homebuilders and steel as well as Japanese consumer equities were the most costly. Managers were, however, able to recover later as the US Federal Reserve cut rates and produced strong returns to close September.  Lastly, the distressed and credit style was close to flat over the period as managers returned mixed results over the period.

Three months ended June 30, 2007:

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

During the three month period ended June 30, 2007, the commodity and trading style pursued by the Man-Glenwood Funds posted a strong return over due to significant currency moves in the US dollar, euro and British pound.  Strengthening in some metals provided solid opportunities for global macro, trend following and discretionary trading managers, while short US and European bond trades proved profitable.  The equity hedge style generated a positive return.  In the U.S., specific trades in technology, telecom, financial services and steel sectors performed well.  In Europe, a positive deal environment generated strong returns in both long and short books across the financials and technology areas.  Emerging market names, particularly in the internet, telecom, advertising, and software sectors were also positive contributors.  The event driven style generated strong performance early and mid-quarter.  In April and May, M&A activity surged in both the US and Europe providing an abundance of opportunities.  In particular several large US deals were announced from which several activist funds benefited. By quarter end, volatility within the credit markets spilled over into equities and adversely impacted merger arbitrage spreads.  Relative value style performance was primarily driven by capital structure arbitrage, credit arbitrage, and multi-strategy managers early in the second quarter.  While towards quarter end, deteriorating conditions within the sub-prime mortgage market allowed several managers to profit, as they positioned their portfolios in anticipation of such an event.  In the U.S., positions in steel manufacturers, engineering companies, homebuilders, cyclicals, transportation, consumer retail, materials, financials and targets of acquisitions by private equity groups were significant performance drivers for US variable equity managers.  Elsewhere, European, Japanese and Asian ex Japan managers also contributed to performance. Finally, the distressed and credit style posted a gain over the quarter.  Credit markets performed well early in the quarter, buoyed by strong performing equity markets, corporate M&A activity and robust first quarter earnings growth and company fundamentals.  From mid-quarter through quarter-end, and despite high yield credit spreads widening, managers benefited from security-specific positions that traded higher as a result of certain catalysts that were realized.

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

(iii) Man-AHL 130 has registered Class A Units of Limited Liability Company Interest and Class B Units of Limited Liability Company Interest.

(iv) Man-AHL 130 has registered 500,000 Class A Units and 500,000 Class B Units to be sold initially at $100 per Unit and, thereafter, at the month-end net asset value per outstanding Unit as of each month-end.  The aggregate initial offering price of each Class of Units registered is $50,000,000.  As of September 30, 2007, Man-AHL 130 completed the sale of 151,587.857 Class A Units and the aggregate offering price of the amount sold was $15,175,000.  No Class B Units have been sold as of September 30, 2007.

(v) As of September 30, 2007, no expenses were incurred for the account of Man-AHL 130.

(vi) Net offering proceeds to Man-AHL 130 as of September 30, 2007 were $15,175,000.

(vii) As of September 30, 2007, the amount of net offering proceeds to Man-AHL 130 for commodity futures and forward trading and investment in the Man-Glenwood Funds totaled $15,175,000.

(viii) Not applicable.

(c)           Pursuant to Man-AHL 130’s Limited Liability Company Agreement, Unitholders may redeem their Units at the end of each calendar quarter at the then current quarter-end Net Asset Value per Unit.  If quarter-end redemptions are requested for more than 15% of Man-AHL 130’s total then-outstanding Units, each redemption request will be reduced pro rata so that only 15% of Man-AHL 130’s total then-outstanding Units are redeemed.  In order to pay redemption proceeds, it may be necessary for Man-AHL 130 to tender for repurchase a portion of its investment in the Man-Glenwood Funds.  Each Man-Glenwood Fund generally withholds 5% of the proceeds of a total repurchase from such Man-Glenwood Fund until the completion of the Man-Glenwood Fund’s annual audit.  The amount withheld from a total repurchase by Man-AHL 130 from the Man-Glenwood Funds will be approximately 1.5% of a Unitholder’s total investment.  Rather than withhold redemption proceeds from Unitholders redeeming Units, however, the Managing Member intends to pay the full redemption amount due to redeeming Unitholders and the amount subsequently paid to Man-AHL 130 by the Man-Glenwood Funds from the amount withheld will be a general asset of Man-AHL 130.  Other than any affect of the foregoing, the redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.  There were no redemptions of Units at June 30 or September 30, 2007.

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

The following exhibit is incorporated by reference from the exhibit of the same number and description filed with Post-Effective Amendment No. 1 to Man-AHL 130’s Registration Statement (File No. 333-126172) filed October 16, 2007 on Form S-1 under the Securities Act of 1933.

10.03(a)            Amendment to the Form of Trading Advisory Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2007.

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

E-1