Form 10-Q
period 2007-12-31
MAN-AHL 130, LLC
filed 2008-02-14
CIK 1326101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007
                               -----------------

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    --------------

Commission File number:     333-126172

                                Man-AHL 130, LLC
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

              Delaware                              84-1676365
-------------------------------------     --------------------------------------
   (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)

c/o Man Investments (USA) Corp.
123 North Waker Drive
28th Floor
Chicago, Illinois                                        60606
-------------------------------------         ---------------------------
(Address of principal executive offices)              (Zip Code)

(312) 881-6800
--------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). See definition of "accelerated and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

       Large Accelerated Filer [  ]            Accelerated Filer   [  ]

       Non-Accelerated Filer   [X]             Smaller reporting company  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                             Yes [  ]    No [X]

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

Man-AHL 130, LLC
Financial Statements

Financial Statements

STATEMENTS OF FINANCIAL CONDITION (a)
STATEMENTS OF OPERATIONS (b)
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (c)
STATEMENTS OF CASH FLOWS (b)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

(a)  At December 31, 2007 (unaudited) and March 31, 2007
(b) For the three months ended December 31, 2007 and 2006 (unaudited) and for the nine months ended December 31, 2007 and 2006 (unaudited)
(c)  For the nine months ended December 31, 2007 and 2006 (unaudited)

MAN-AHL 130, LLC

STATEMENTS OF FINANCIAL CONDITION

                                              December 31, 2007      March 31,
                                                 (unaudited)           2007
                                              ----------------   --------------


ASSETS

Equity in commodity futures and forwards
trading accounts:
   Net unrealized trading gains on open
   derivatives contracts                      $    716,142       $          -
   Due from affiliated broker                    5,362,605                  -
                                              -------------      ------------
                                                 6,078,747                  -
Investment in Man-Glenwood Lexington, LLC,
   at fair value (cost $5,903,105)               6,050,843                  -
Cash and cash equivalents                        6,739,680             10,000
Expense reimbursement receivable                   106,955                  -
Interest receivable                                 10,552                  -
                                              -------------     -------------
TOTAL                                         $ 18,986,777       $     10,000
                                              =============     =============


LIABILITIES & MEMBERS' EQUITY

Subscription received in advance                   100,000                  -
Management fees payable                            122,953                  -
Client servicing fees payable                          616
Incentive fees payable                             224,872                  -
Affiliated brokerage commission payable             99,801                  -
Accrued professional fees payable                  209,420                  -
Accrued administrative fees payable                112,500
Other liabilities                                  101,600                  -
                                              -------------      ------------
Total liabilities                                  971,762                  -
                                              -------------      ------------


MEMBERS' EQUITY

Class A Series 1 Members
  (1,799.387 and 0 units outstanding,
respectively)                                      212,255                  -

Class A Series 2 Member
  (150,000.000 and 0 units outstanding,
respectively)                                   17,802,760              10,000
                                              -------------       ------------

Total Members' equity                           18,015,015              10,000
                                              -------------       ------------

TOTAL                                         $ 18,986,777         $    10,000
                                              =============       ============

NET ASSET VALUE PER UNIT OUTSTANDING -
   CLASS A SERIES 1 MEMBERS                   $    117,960         $        -
                                              =============       ============

NET ASSET VALUE PER UNIT OUTSTANDING -
   CLASS A SERIES 2 MEMBER                    $    118,685         $        -
                                              =============       ============


See notes to financial statements.

MAN-AHL 130, LLC

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                            For the three months ended        For the three months ended
                                                                December 31, 2007                 December 31, 2006
                                                          -------------------------------   -------------------------------

INVESTMENT INCOME:
Interest income                                                                $ 100,260                               $ -


EXPENSES:
Management fees                                                                  122,953                                 -
Incentive fees                                                                   224,872                                 -
Client servicing fees                                                                616
Affiliated brokerage commissions                                                  61,745                                 -
Professional fees                                                                 90,417                                 -
Administrative fees                                                               37,500                                 -
Other                                                                              8,612                                 -
                                                          -------------------------------   -------------------------------

TOTAL EXPENSE                                                                    546,715                                 -

Less reimbursed expenses                                                        (106,955)                                -
                                                          -------------------------------   -------------------------------

Net expenses                                                                     439,760                                 -
                                                          -------------------------------   -------------------------------

NET INVESTMENT LOSS                                                             (339,500)                                -
                                                          -------------------------------   -------------------------------


NET REALIZED AND UNREALIZED GAINS
   ON INVESTMENTS AND FOREIGN
   CURRENCY:

Net realized trading gains (losses) on closed
   derivatives contracts and foreign currency
   transactions                                                                1,575,385                                 -
Net change in unrealized trading gains on open
   derivatives contracts and translation of assets
   and liabilities denominated in foreign currencies                            (353,682)                                -
Net realized losses on investment in
   Man-Glenwood Lexington, LLC                                                         -
Net change in unrealized appreciation on
   investment in Man-Glenwood Lexington, LLC                                     153,949                                 -
                                                          -------------------------------   -------------------------------

NET REALIZED AND UNREALIZED GAINS
   ON INVESTMENTS AND FOREIGN
   CURRENCY                                                                    1,375,652                                 -
                                                          -------------------------------   -------------------------------

Net income (loss)                                                            $ 1,036,152                               $ -
                                                          ===============================   ===============================

Net income (loss) per unit outstanding - Class A Series 1                        $ 5.910                               $ -
                                                          ===============================   ===============================

Net income (loss) per unit outstanding - Class A Series 2                        $ 6.840                               $ -
                                                          ===============================   ===============================

MAN-AHL 130, LLC

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             For the nine months ended         For the nine months ended
                                                                 December 31, 2007                 December 31, 2006
                                                           ------------------------------    ------------------------------
INVESTMENT INCOME:
Interest income                                                                $ 319,534                               $ -


EXPENSES:
Management fees                                                                  348,229                                 -
Incentive fees                                                                   650,960
Client servicing fees                                                              1,022
Affiliated brokerage commissions                                                 202,944                                 -
Professional fees                                                                279,584                                 -
Administrative fees                                                              112,500                                 -
Other                                                                             18,282                                 -
                                                           ------------------------------    ------------------------------

TOTAL EXPENSE                                                                  1,613,521                                 -

Less reimbursed expenses                                                        (333,725)                                -
                                                           ------------------------------    ------------------------------

Net expenses                                                                   1,279,796                                 -
                                                           ------------------------------    ------------------------------

NET INVESTMENT LOSS                                                             (960,262)                                -
                                                           ------------------------------    ------------------------------


NET REALIZED AND UNREALIZED GAINS
   ON INVESTMENTS AND FOREIGN
   CURRENCY:

Net realized trading gains (losses) on closed
   derivatives contracts and foreign currency
   transactions                                                                2,912,050                                 -
Net change in unrealized trading gains on open
   derivatives contracts and translation of assets
   and liabilities denominated in foreign currencies                             716,142                                 -
Net realized losses on investment in
   Man-Glenwood Lexington, LLC                                                      (653)
Net change in unrealized appreciation on
   investment in Man-Glenwood Lexington, LLC                                     147,738                                 -
                                                           ------------------------------    ------------------------------

NET REALIZED AND UNREALIZED GAINS
   ON INVESTMENTS AND FOREIGN
   CURRENCY                                                                    3,775,277                                 -
                                                           ------------------------------    ------------------------------

Net income (loss)                                                            $ 2,815,015                               $ -
                                                           ==============================    ==============================

Net income (loss) per unit outstanding - Class A Series 1                       $ 12.499                               $ -
                                                           ==============================    ==============================

Net income (loss) per unit outstanding - Class A Series 2                       $ 18.685                               $ -
                                                           ==============================    ==============================

See notes to financial statements.




MAN-AHL 130, LLC

STATEMENTS OF CHANGES IN MEMBERS' EQUITY (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007
-----------------------------------------------------------------------------------------------------------------------------------

                                                 CLASS A SERIES 1                                  CLASS A SERIES 2
                                         ------------------------------------        -----------------------------------------

                                           Amount             Units                    Amount                     Units
                                         ------------      ------------             --------------            ---------------

Member's equity at April 1, 2007           $ -                       -                 $ 10,000                          -

Subscriptions                              $  200,000         1,799.387                $14,990,000                150,000.000

Redemptions                                $ -                       -                 $ -                               -

Net income                                 $   12,255                -                 $2,802,760                        -
                                         ------------      ------------             --------------            ---------------


                                         ------------      ------------             --------------            ---------------
Members' equity at September 30, 2007      $  212,255         1,799.387                $17,802,760                150,000.000
                                         ============      ============             ==============            ===============

NET ASSET VALUE PER UNIT OUTSTANDING       $  117.960                                   $ 118.685
   AT SEPTEMBER 30, 2007

MAN-AHL 130, LLC

STATEMENTS OF CHANGES IN MEMBERS' EQUITY (UNAUDITED)
---------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007
---------------------------------------------------------------------------------------------------

                                                                TOTAL
                                            -----------------------------------------------

                                               Amount                         Units
                                           ----------------            -------------------
Member's equity at April 1, 2007               $    10,000                              -

Subscriptions                                  $15,190,000                     151,799.387

Redemptions                                    $ -                                      -

Net income                                     $ 2,815,015                              -
                                           ----------------            -------------------


                                           ----------------            -------------------
Members' equity at September 30, 2007          $18,015,015                    151,799.387
                                           ================            ===================

NET ASSET VALUE PER UNIT OUTSTANDING
   AT SEPTEMBER 30, 2007


----------------------------------------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006
----------------------------------------------------------------------------------------------------------------------------------

                                                    CLASS A SERIES 1                                 CLASS A SERIES 2
                                           ------------------------------------        --------------------------------------

                                             Amount               Units                    Amount                  Units
                                          ------------        ------------             --------------         ---------------
Member's equity at April 1, 2006           $         -                  -                $   10,000                       -

Subscriptions                              $         -                  -                $        -                       -

Redemptions                                $         -                  -                $        -                       -

Net income                                 $         -                  -                $        -                       -

                                          ------------        ------------             --------------         ---------------

Member's equity at September 30, 2006      $         -                  -                $    10,000                       -
                                          ============        ============             ==============         ===============


----------------------------------------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006
----------------------------------------------------------------------------------------------------------------------------------
                                                                TOTAL
                                             -----------------------------------------------

                                                 Amount                        Units
                                             ----------------            -------------------
Member's equity at April 1, 2006              $ 10,000                              -

Subscriptions                                 $ -                                   -

Redemptions                                   $ -                                   -

Net income                                    $ -                                   -

                                            ------------                    ------------

Member's equity at September 30, 2006         $ 10,000                              -
                                            ============                    ============






MAN-AHL130, LLC
Statements of Cash Flows (unaudited)

                                                                                     For the three                For the three
                                                                                      months ended                 months ended
                                                                                    December 31, 2007            December 31, 2006
                                                                                   -----------------------     --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                             $ 1,036,152              $           -

Adjustments to reconcile net income to
  net cash used in operating activities:
     Net change in unrealized trading gains (losses) on
     open derivative contracts and foreign currency transactions                             353,682                          -
     Purchase of investment in Man-Glenwood Lexington, LLC                                  (671,935)                         -
     Sale of investment in Man-Glenwood Lexington, LLC                                       522,678
     Realized losses on investment in Man-Glenwood Lexington, LLC                                  -
     Net change in unrealized appreciation on investment in Man-Glenwood
     Lexington, LLC                                                                         (153,949)                         -
     Changes in:
      Due from affiliated broker                                                          (1,576,151)                         -
      Expense reimbursement receivable                                                         3,665
      Interest receivable                                                                       (206)                         -
      Management fees payable                                                                 10,509                          -
      Incentive fees payable                                                                 224,872                          -
      Brokerage commissions payable                                                           34,897                          -
      Accrued professional fees payable                                                       49,707                          -
      Accrued administrative fees payable                                                     37,500
      Client servicing fees payable                                                              210
      Other liabilities                                                                      100,000                          -
                                                                                    -----------------          -----------------

                   Net cash used in operating activities                                     (28,369)                         -
                                                                                    -----------------          -----------------

FINANCING ACTIVITIES:

              Capital subscriptions                                                          125,000                          -
                                                                                    -----------------          -----------------

                   Net cash provided by financing activities                                 125,000                          -
                                                                                    -----------------          -----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     96,631                          -

CASH AND CASH EQUIVALENTS - Beginning of  period                                           6,643,049                     10,000
                                                                                    -----------------          -----------------

CASH AND CASH EQUIVALENTS - End of period                                                $ 6,739,680             $       10,000
                                                                                    =================          =================

See notes to financial statements.


MAN-AHL130, LLC
Statements of Cash Flows (unaudited)

                                                                                          For the nine               For the nine
                                                                                          months ended               months ended
                                                                                       December 31, 2007          December 31, 2006
                                                                                      ---------------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                              $ 2,815,015                    $ -

Adjustments to reconcile net income to
  net cash used in operating activities:
     Net change in unrealized trading gains (losses) on
     open derivative contracts and foreign currency transactions                             (716,142)                     -
     Purchase of investment in Man-Glenwood Lexington, LLC                                 (6,426,436)                     -
     Sale of investment in Man-Glenwood Lexington, LLC                                        522,678
     Realized losses on investment in Man-Glenwood Lexington, LLC                                 653
     Net change in unrealized appreciation on investment in Man-Glenwood
     Lexington, LLC                                                                          (147,738)                     -
     Changes in:                                                                                   -
      Due from affiliated broker                                                           (5,362,605)                     -
      Expense reimbursement receivable                                                       (106,955)
      Interest receivable                                                                     (10,552)                     -
      Management fees payable                                                                 122,953                      -
      Incentive fees payable                                                                  224,872                      -
      Brokerage commissions payable                                                            99,801                      -
      Accrued professional fees payable                                                       209,420                      -
      Accrued administrative fees payable                                                     112,500
      Client servicing fees payable                                                               616
      Other liabilities                                                                       101,600                      -
                                                                                 ---------------------          -------------

                   Net cash used in operating activities                                   (8,560,320)                     -
                                                                                 ---------------------          -------------

FINANCING ACTIVITIES:

              Capital subscriptions                                                        15,290,000                      -
                                                                                 ---------------------          -------------

                   Net cash provided by financing activities                               15,290,000                      -
                                                                                 ---------------------          -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   6,729,680                      -

CASH AND CASH EQUIVALENTS - Beginning of  period                                               10,000                 10,000
                                                                                 ---------------------          -------------

CASH AND CASH EQUIVALENTS - End of period                                                 $ 6,739,680               $ 10,000
                                                                                 =====================          =============

See notes to financial statements.

Notes to Financial Statements (unaudited)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL 130, LLC's (the "Company") financial condition at December 31, 2007 and the results of its operations for the three months ended December 31, 2007 and 2006 and nine months ended December 31, 2007 and 2006. These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2007. The March 31, 2007 information has been derived from the audited financial statements as of March 31, 2007.

1.   ORGANIZATION

     Man-AHL 130, LLC commenced trading on April 2, 2007 and operates as a commodity investment pool.

     Beginning July 1, 2007, Class A Series 1 units were issued at the current net asset value of Managing Member units of $112.323. Series 1 units are subject to a 1.25% per annum client servicing fee payable to Man Investments Inc. ("MII"), calculated monthly and paid quarterly in arrears, on the month-end net asset value of Class A Series 1 units, subject to a maximum commission receipt to MII of 10% of the subscription price of each unit.

     The Managing Member's investment was designated as Class A Series 2 units upon commencement of trading. All outstanding Class A Series 2 units currently outstanding are owned by the Managing Member.

2.   SIGNIFICANT ACCOUNTING POLICIES

     The Company's financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

     Cash and cash equivalents - Cash and cash equivalents include cash and short-term interest bearing money market instruments with original maturities of 90 days or less, held with JPMorgan Chase, N.A.

     Interest income and expenses - Interest income and expenses are recorded on an accrual basis.

     Due from affiliated broker - Due from affiliated broker represents cash required to meet margin requirements and excess funds not required for margin.

     Expense reimbursement - The Company is responsible for paying its own operating expenses, including professional and administrative fees. Operating expenses in excess of 0.50% per annum of each month-end net asset values will be reimbursed by the Managing Member or an affiliate for the first 24 months of the Company's operations.

     Affiliated brokerage commission expense - Affiliated brokerage commission expense on futures contracts is recognized in the period of the transaction and is reflected on the statements of operations. The futures commission rates charged to the Company have not been negotiated at arm's-length and certain other clients may be charged lower rates. Affiliated brokerage commissions represent the cost of the transactions and are capped at 3% of the Company's average month-end net asset value per annum.

     Foreign currency - All assets and liabilities of the Company denominated in foreign currencies are translated into U.S. dollar amounts at the mean between the bid and ask market rates for such currencies on the date of valuation. Purchases and sales of foreign securities are converted at the prevailing rate of exchange on the respective date of such transactions. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in the fair value of securities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments.

     Reported net realized foreign exchange gains or losses arise from sales of foreign currencies, currency gains, or losses realized between the trade and settlement dates on securities transactions, and the difference between the amounts of dividends, interest, and foreign withholding taxes recorded on the Company's books and the U.S. dollar equivalent of the amounts actually received or paid. Net unrealized foreign exchange gains and losses arise from changes in the fair value of assets and liabilities, other than investments in securities at fiscal period-end, resulting from changes in exchange rates.

     Investments - The Company values its Man-Glenwood Lexington, LLC (the "Fund") investments at its net asset value, which approximates fair value, as provided by the Fund.

     Calculation of Net Incomer Per Unit - The Company's net income or loss is allocated monthly on a pro-rata basis over the number of units outstanding at the beginning of each month. The Net Income per Unit Outstanding on the Statement of Operations is based on the weighted average units outstanding for the period.

     Recently Issued Accounting Pronouncements - In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48) entitled "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. The implementation of FIN 48 had no impact on the Company's financial statements.

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

     Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. The credit risk from counterparty nonperformance associated with these instruments is the net unrealized gain, if any, included in the statements of financial condition. Forward contracts are entered into on an arm's-length basis with Man Financial Ltd. (now MF Global UK Ltd., ("MF Global UK)). For exchange-traded contracts, the clearing organization functions as the counterparty of specific transactions and, therefore, bears the risk of delivery to and from counterparties to specific positions.

     The Company trades in exchange-traded futures contracts on various underlying commodities, foreign currencies, and financial instruments, as well as forward contracts on foreign currencies and other underlying commodities. Fair values of futures and forward contracts are reflected net by counterparty or clearing broker in the statements of financial condition.

     The Company's funds held by, and cleared through, Man Financial Inc. (now MF Global ("MF Global")) are required to be held in segregated accounts under rules of the CFTC. These funds are used to meet minimum margin requirements for all of the Company's open futures positions as set by the exchange where each contract is traded. These requirements are adjusted, as needed, due to daily fluctuations in the values of the underlying positions. Certain positions may be liquidated, if necessary, to satisfy resulting changes in margin requirements.

     The parent company of Man-AHL (USA) Limited and Man Investments (USA) Corp. has a minority ownership interest in the holding company of MF Global UK and MF Global.

4.   PARTNERSHIP TAXES

     As of July 1, 2007, a subscription for an investor other than the Managing Member was accepted into the Company. As a result, the Company is now treated as a partnership for federal income tax purposes. As such, members are individually liable for the taxes on their share of the Company's taxable income, if any.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Reference is made to Item 1, "Financial Statements." The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Operational Overview

Man-AHL 130, LLC ("Man-AHL 130") is a speculative managed futures fund which trades pursuant to the AHL Diversified Program, directed on behalf of Man-AHL 130 by Man-AHL (USA) Limited. The AHL Diversified Program is a futures and forward price trend-following trading system, entirely quantitative in nature, and implements trading positions on the basis of statistical analyses of past price histories. The AHL Diversified Program is proprietary and confidential, so that substantially the only information that can be furnished regarding Man-AHL 130's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of Man-AHL 130, and its past performance is not necessarily indicative of its futures results. Man Investments (USA) Corp. the managing member of Man-AHL 130 (the "Managing Member") does believe, however, that there are certain market conditions, for example, markets with pronounced price trends, in which Man-AHL 130 has a greater likelihood of being profitable than in other market environments.

Capital Resources and Liquidity

Due to the low margins required to support futures and forward trading, only approximately 10% to 20% of the capital of a managed futures fund such as Man-AHL 130 is needed to margin its positions. Man-AHL 130 holds most of its capital in cash and cash equivalents while investing approximately 30% of such capital in Man-Glenwood Lexington, LLC or Man-Glenwood Lexington TEI, LLC (collectively, the "Man-Glenwood Funds"), registered investment companies managed by Glenwood Capital Investments, L.L.C., both for profit potential and diversification purposes. Man-AHL 130's investment in the Man-Glenwood Funds cannot be used to margin its futures trading and would be liquidated to the extent that the Managing Member was able to do so and deemed it advisable to do so to support Man-AHL 130's futures trading. The Managing Member is under no obligation to maintain Man-AHL 130's investment in the Man-Glenwood Funds, and may reduce or eliminate such investment at any time through the Man-Glenwood Funds' quarterly tender process.

Man-AHL 130, not being an operating company, does not incur capital expenditures. It functions solely as a trading vehicle, and after its initial allocation to the AHL Diversified Program and the Man-Glenwood Funds, its remaining capital resources are used only as assets available to provide variation margin and pay expenses and trading losses incurred on Man-AHL 130's AHL Diversified Program account, as well as invest in the Man-Glenwood Funds to maintain appropriate exposure.

The AHL Diversified Program generally maintains highly liquid positions, and the assets held by Man-AHL 130 to support AHL's trading are cash or highly-liquid Treasury bills, deposit accounts or other cash equivalents.

Because the Man-Glenwood Funds are closed-end registered investment companies, members of the Man-Glenwood Funds do not have the right to require the Man-Glenwood Funds to repurchase any or all of their units. To provide a limited degree of liquidity to investors, the Man-Glenwood Funds offer quarterly liquidity through discretionary tender offers for their units pursuant to written tenders. Repurchases will be made at such times, in such amounts, and on such terms as may be determined by the Man-Glenwood Funds' boards, in their sole discretion. Under certain circumstances, such tender offers may not occur as scheduled or may not be sufficient to satisfy the full amount requested to be repurchased by Man-AHL 130. However, the Man-Glenwood Funds' component of Man-AHL 130's portfolio represents an allocation of only 30% of Man-AHL 130's capital, and the Managing Member believes that any delays in receiving repurchase payments from the Man-Glenwood Funds are unlikely to adversely affect Man-AHL 130's operations.

The Managing Member does not anticipate the need for additional sources of liquidity, given that approximately 70% of Man-AHL 130's capital is held in cash and highly liquid cash equivalents, and, if necessary, Man-AHL 130 is expected to be able to liquidate part of its investment in the Man-Glenwood Funds through the Man-Glenwood Funds' quarterly tender process. Other than potential market-imposed limitations on liquidity, due to, for example, daily price fluctuation limits inherent in futures trading, the majority of Man-AHL 130's assets are highly liquid and are expected to remain so.

Man-AHL 130 will raise additional capital only through the sale of its Units and does not intend to raise any capital through borrowings. Due to the nature of the Man-AHL 130's business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

There have been no material changes with respect to Man-AHL 130's accounting principles, off-balance sheet arrangements or contractual obligations reported in Man-AHL 130's Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Results of Operations

Man-AHL 130 was organized on April 14, 2005 under the Delaware Limited Liability Company Act, and its Registration Statement under the Securities Act of 1933, as amended, became effective on February 1, 2007. Man-AHL 130 commenced trading operations April 2, 2007 in respect of its Class A Units. During its operations for the three and nine months ending December 31, 2007, Man-AHL 130 experienced no meaningful periods of illiquidity in any of the markets traded by the AHL Diversified Program.

Due to the nature of Man-AHL 130's business activities being trading in the futures and forward markets and investing in the Man-Glenwood Funds, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Periods ended December 31, 2007
-------------------------------

                     31-Dec-07      30-Sep-07      30-Jun -07      31-Mar -07
                     ---------      ---------      ----------      ----------
Ending Equity       $18,015,015    $16,953,863     $16,848,425       $10,000

Three months ended December 31, 2007:

Net assets attributable to Class A Units increased $1,061,152 for the three months ended December 31, 2007. This increase was attributable to subscriptions in the amount of $25,000 and a net gain from operations of $1,036,152.

Management Fees of $122,953, Incentive Fees of $224,872, Client Servicing Fees (Series 1 Units only) of $616 and brokerage commissions of $61,745 were paid or accrued, and interest of $100,260 was earned or accrued on Man-AHL 130's cash and cash equivalent investments, for the three months ended December 31, 2007.

Man-AHL 130 pays administrative expenses for legal, audit, accounting and administration services, limited to 1/12 of 0.50% per month of Man-AHL 130's month-end NAV through March 2009. Administrative and other expenses, paid or accrued, for the three months ended December 31, 2007 were $136,529, which were offset in part by reimbursement from the Managing Member in the amount of $106,955.

Nine months ended December 31, 2007:

Net assets attributable to Class A Units were $18,015,015 at December 31, 2007. This amount represents the Managing Member's purchase of Class A Series 2 Units in an aggregate amount of $15 million, subscriptions for Class A Series 1 Units in the amount of $200,000 and net income from operations of $2,815,015.

Management Fees of $348,229, Incentive Fees of $650,960, Client Servicing Fees (Series 1 Units only) of $1,022 and brokerage commissions of $202,944 were paid or accrued, and interest of $319,534 was earned or accrued on Man-AHL 130's cash and cash equivalent investments, for the nine months ended December 31, 2007.

Man-AHL 130 pays administrative expenses for legal, audit, accounting and administration services, limited to 1/12 of 0.50% per month of Man-AHL 130's month-end NAV through March 2009. Administrative and other expenses, paid or accrued, for the nine months ended December 31, 2007 were $410,366, which were offset in part by reimbursement from the Managing Member in the amount of $333,725.

Three months ended December 31, 2007:

During the three month period ended December 31, 2007, Man-AHL 130's trading within agricultural markets posted positive returns despite a poor start, with significant gains recorded from soybeans and corn. In October, agriculturals experienced a slight loss as long positions in wheat suffered due to a steady decline in prices. Strong performance in November was driven by long trades in soybeans as the commodity rallied strongly. Strong performance continued in December, driven by soy products and corn. Long positions profited after the US agricultural department warned of significant falls in inventories due to unseasonable cold weather and flooding. Heavy demand from economies such as China also amplified demand resulting in soybeans and corn reaching 34 and 11 year highs, respectively. Trading in bonds made a positive contribution to Man-AHL 130's performance. US Treasury bonds and Japanese bonds delivered positive returns, while Eurobunds negatively impacted performance. Initially, short Eurobund and UK Gilt positions performed poorly as investor demand for safe-haven assets rose sharply amid sharp equity declines. A general switch into long positions in broad government bonds was costly at first but proved particularly fruitful in November as further investor risk aversion set in, sending investors scurrying to the safety of government paper and substantially benefiting long contracts in US Treasury bonds, which saw yields fall below 3% for the first time in three years. Japanese bonds appreciated in similar fashion over November. Currency trading posted strong returns during the final quarter of 2007. Strong trends re-emerged following the turmoil of the 3rd quarter, which Man-AHL 130 was able to capture. Long euro positions versus the US dollar and British pound performed well during the period as the euro rallied, hitting a record high against the British pound in December. Further profits came from long Swiss franc positions against the US dollar as the Swiss franc hit a 12 year high in November. Long Canadian dollar trades versus the US dollar also produced gains, helped by surging commodity prices. Trading in the energy sector accrued significant profits. Substantial gains were experienced from crude oil, heating oil and gas oil positions. The WTI Cushing Index surged to a new all time high in October amid fresh weather supply disruptions, falling inventories and rising geopolitical tensions in the Middle East. However, in November, crude oil and other distillate products incurred losses after prices dropped over the final week of the month. Short positions in natural gas lifted performance in November after prices declined on the back of expected decline in global energy demand. In December, performance was once again positive, with a rise in the price of crude oil and other distillate products offsetting losses in natural gas. Man-AHL 130's metal trading posted a profit during the period with long positions in gold making excellent gains. The traditional hedge against inflation was a prominent factor behind the steep increases seen at the beginning of the period, as rising global food and energy prices sent inflation numbers above comfort levels. In addition, the role of gold as a safe-haven asset buffeted prices up as the US showed signs of a recession and political turmoil in Pakistan added to investor uncertainty. Trading in short-term interest rates posted a firm gain over the fourth quarter despite challenging market conditions at the beginning and end of the period. Eurodollar and Short Sterling contracts contributed most to profits over the period, despite initially detracting from performance. Finally, stock market trading posted a loss over the quarter. Large sub-prime write downs by the major investment banks following the turmoil of the summer, concerns over the long term effects of the credit crisis and fears over the potential for the US economy to slip into recession weighed on global stock indices throughout the period. Long positions in the Nasdaq 100 and Euro-Stoxx index proved to be the leading detractors.

During the three month period ended December 31, 2007, the performance for the Man-Glenwood Funds' commodity & macro managers was strongly positive. In October, managers benefited from a sharp decline in the US dollar relative to most G7 and emerging market currencies. Managers that performed strongly mid-quarter benefited from tactical oil and metals positions as well as yield curve steepening trades. Managers largely benefited from the increase in currency, equity and interest rate volatility as well as from tactical long positions in oil, gold and agricultural commodities, all of which were strong positive contributors as they moved toward historical highs. Equity hedge manager returns were widely dispersed over the quarter, although the majority of managers ended in positive territory. The volatile, high dispersion environment was beneficial for stock pickers, with managers who had a trading component within their strategy able to generate positive alpha, opportunistically. This dispersion theme continued in the fourth quarter with event driven managers generating a wide range of returns, although final returns were positive. A manager focused on a variety of energy related themes posted strong quarter-end performance, recovering from mid-quarter losses. Elsewhere, an activist manager profited from short positions in financials and monolines. In relative value, significant gains for the quarter were generated by one manager with a distinctly short-credit bias specializing in lower rated tranches of sub-prime and other mortgage-related debt. Gains for the quarter were offset by another manager's December losses, primarily driven by broken merger deals in which the acquirer had walked away from the deal and our manager had positioned their portfolio to benefit from a forced consummation or renegotiation. Quarter returns for variable equity were negative as performance from long-biased managers, regardless of the region, offset gains elsewhere. As sub-prime related write-downs gradually emanated through newswires, long positions in financial names were affected, while the ensuing flight from risk saw cyclical sector stocks sold off in preference for defensive stocks, also to the detriment of our managers. Distressed & credit performance was driven largely by one manager that took out short positions in financial services companies including broker-dealers. Finally, additional gains were made from short holdings in sovereign debt, commercial mortgages and consumer/retailers stocks.

Three months ended September 30, 2007:

During the three month period ended September 30, 2007, trading by the AHL-Diversified Program in the agricultural sector produced positive returns, led by strong returns from long positions in wheat on the back of global supply concerns. Trading in soy beans and soy meal added further gains while most other agricultural contracts traded close to flat over the period. Bond sector trading resulted in losses as bond yields trended almost uniformly lower over the period. Short positions in Australian bonds proved costly at the beginning of the period, while a long bias in Euro Bund contracts also struggled towards the end of the quarter to cap a volatile environment in fixed income markets. However, Japanese bond trading delivered positive results as a timely switch to long positioning paid dividends. Trading in currencies was slightly negative for the quarter which featured large trend reversals. Initially, strong profits accrued as short positions in the US dollar against a variety of currencies such as the euro, Canadian dollar and British pound were beneficial. However, the market turmoil in August led to sharp reversals, with the US dollar quickly regaining ground as the currency benefited from the flight to quality US Treasury bonds. This negatively impacted performance before all long-term trends re-established themselves and the majority of losses were cancelled out. The energy sector produced solid returns in the quarter. The principal driver behind performance came from long holdings in crude oil futures contracts, which rose strongly despite a reversal in August due to US economic growth concerns. Crude oil climbed well above US$80 during September as reduced Gulf of Mexico production stifled US supply and global demand continued to grow. By the end of the quarter, crude oil showed a year-to-date increase of approximately 34%. Elsewhere, modest gains were made in short natural gas and long gas oil positions. The metals complex was dominated by long positions in gold which soared through the US$700 per ounce mark in early September. Elsewhere, trading in silver and copper was flat while long nickel positions detracted from performance despite rebounding strongly from mid-August onwards. Trading in the short-term interest rate market was profitable and relatively stable throughout the quarter. Slight losses came from long positions in short sterling and euribor contracts as investors placed bets that interest rates would most likely stay on hold rather than decline. However, long positions in Eurodollar contracts proved effective as expectations of future US interest rate rises evaporated due to poor economic data releases surrounding the US housing market and the Fed's need to create further liquidity in stock markets. Trading within the stock sector detracted somewhat from performance over the quarter as indices saw considerable volatility which led to established price trends in equity markets breaking down during July and August before returning during September. Positions in the Japanese Nikkei 225 detracted from performance along with positions in the US markets including positions in the S&P 500 index. Hong Kong's Hang Seng index rose as emerging markets showed strength late in the period, benefiting long positions.

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

Three months ended June 30, 2007:

During the three month period ended June 30, 2007, performance of the AHL Diversified Program in the agriculturals sector was relatively flat until the final few weeks of the period where it made a small loss for Man-AHL 130. Trading performance was dominated by soybeans and soy oil after figures in the US showed that farmers had set aside a greater portion of land for corn production, lowering supply in the two soy based commodities and benefiting our long positions. The same data release affected long positions in corn and wheat with greater supply affecting prices negatively. Trading in the bond sector made a positive contribution to Man-AHL 130's performance. The leading trade was a short position in US Treasuries as the economy responded well from the concerns brought about by the US housing sector and fallout in the sub-prime mortgage sector. An interest rate drop looked less likely in the short-term with expectations over rates and inflation pushing bond prices down. Short trades in Euro Bund and UK Gilts also returned profitably as interest rates rose in Europe and the UK, forcing bond prices down and yields up. The currency sector generated excellent returns over the period as a short position in the Japanese yen against the US dollar powered profits. Investors borrowed from the low-cost Japanese market and purchased higher yielding assets in countries such as Australia and New Zealand, a typical carry trade scenario. A long position in the Canadian dollar against the US dollar performed well as Canada has enjoyed an unexpectedly good quarter economically, with exports being driven by oil companies amid a period of rising oil prices. Trading in the energy sector resulted in a modest loss during the period. Short positions in crude oil were impacted by the general price rise in the prime energy source due to geopolitical concerns in Nigeria and decreasing inventories. Natural gas was a positive contributor following last quarter's difficult trading period as short positions benefited from June inventory statistics showing that US stocks were higher than market forecasters expected and milder weather was foreseen in the US. The metals complex posted the largest negative return, albeit a relatively minor one, as nickel continued its fall from May's record high due to decreasing demand from the stainless steel industry which has seen output growth slow significantly this year. Long positions in the precious metals, gold and silver, generated slight losses due to the greater attraction for investors from high yielding US Treasuries and rising equity markets. Short-term interest rate trading was profitable as gains were accrued via a three pronged attack which featured short trades in Euribor, Short Sterling and Eurodollar contracts. Europe, the UK and US all saw expectations for future interest rate rises gain strength as the former two increased their rates by 25bps, and the Federal Reserve shifted from a dovish to hawkish viewpoint over the quarter amid encouraging economic data releases. Finally, Trading within the stock sector proved beneficial as indices endured a rather volatile period but ended up over the three months. A significant driver was the continuation of large deal flow in the M&A arena where private equity houses dominated the scene. In addition, solid first quarter earnings figures increased investor optimism after many seemed fearful over the potential impact of the housing and sub-prime mortgage sector on the US market. Long positions in the DAX 30 and S&P 500 indices were strong contributors to, while the Japanese Topix and Nikkei 225 composites slightly detracted from, performance.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4.  Controls and Procedures

Man Investments (USA) Corp., the managing member of Man-AHL 130 (the "Managing Member"), with the participation of the Managing Member's principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to Man-AHL 130 as of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is being filed, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Managing Member's internal controls with respect to Man-AHL 130 or in other factors applicable to Man-AHL 130 that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 4T. Controls and Procedures

Not applicable.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors previously disclosed in
Item 1A of Man-AHL 130's Annual Report on Form 10-K for the year ended March 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There were no sales of unregistered securities during the period covered by this Report.

(b) Information required by Regulation S-K 701(f):

         (1) The use of proceeds information is being disclosed for Registration Statement No. 333-126172 declared effective on November 1, 2007.

         (2) The offering of Man-AHL 130's Units of Limited Liability Company Interest commenced on or about March 13, 2007 and Units are offered as of the beginning of each calendar month on a continuous basis.

         (3) Not applicable.

         (4) (i) The offering of the Units has not terminated.

         (ii) Man Investments Inc. acts as the lead selling agent for Man-AHL
130.

         (iii) Man-AHL 130 has registered Class A Units of Limited Liability Company Interest and Class B Units of Limited Liability Company Interest.

         (iv) Man-AHL 130 has registered 500,000 Class A Units and 500,000 Class B Units to be sold initially at $100 per Unit and, thereafter, at the month-end net asset value per outstanding Unit as of each month-end. The aggregate initial offering price of each Class of Units registered is $50,000,000. As of December 31, 2007, Man-AHL 130 completed the sale of 151,799.387 Class A Units and the aggregate offering price of the amount sold was $15,200,000. No Class B Units have been sold as of December 31, 2007.

         (v) As of December 31, 2007, no expenses were incurred for the account of Man-AHL 130.

         (vi) Net offering proceeds to Man-AHL 130 as of December 31, 2007 were $15,200,000.

         (vii) As of December 31, 2007, the amount of net offering proceeds to Man-AHL 130 for commodity futures and forward trading and investment in the Man-Glenwood Funds totaled $15,200,000.

         (viii) Not applicable.

(c) Pursuant to Man-AHL 130's Limited Liability Company Agreement, Unitholders may redeem their Units at the end of each calendar quarter at the then current quarter-end Net Asset Value per Unit. If quarter-end redemptions are requested for more than 15% of Man-AHL 130's total then-outstanding Units, each redemption request will be reduced pro rata so that only 15% of Man-AHL 130's total then-outstanding Units are redeemed. In order to pay redemption proceeds, it may be necessary for Man-AHL 130 to tender for repurchase a portion of its investment in the Man-Glenwood Funds. Each Man-Glenwood Fund generally withholds 5% of the proceeds of a total repurchase from such Man-Glenwood Fund until the completion of the Man-Glenwood Fund's annual audit. The amount withheld from a total repurchase by Man-AHL 130 from the Man-Glenwood Funds will be approximately 1.5% of a Unitholder's total investment. Rather than withhold redemption proceeds from Unitholders redeeming Units, however, the Managing Member intends to pay the full redemption amount due to redeeming Unitholders and the amount subsequently paid to Man-AHL 130 by the Man-Glenwood Funds from the amount withheld will be a general asset of Man-AHL 130. Other than any affect of the foregoing, the redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. There were no redemptions of Units at June 30, September 30, or December 31 2007.

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Submissions of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.  Exhibits.

The following exhibits are included herewith:

Designation                      Description
-----------                      -----------

31.1      Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2      Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1      Section 1350 Certification of Principal Executive Officer

32.2      Section 1350 Certification of Principal Financial Officer

The following exhibit is incorporated by reference from the exhibit of the same number and description filed with Man-AHL 130's Registration Statement (File No. 333-126172) filed on June 28, 2005 on Form S-1 under the Securities Act of 1933.

3.01(i)    Certificate of Formation of Registrant.

The following exhibit is incorporated by reference from the exhibits of the same number and description filed with Amendment No. 3 to Man-AHL 130's Registration Statement (File No. 333-126172) filed on April 17, 2006 on Form S-1 under the Securities Act of 1933.

10.02      Form of Customer Agreement between the Registrant and Man
           Financial Inc.

The following exhibit is incorporated by reference from the exhibits of the same number and description filed with Amendment No. 5 to Man-AHL 130's Registration Statement (File No. 333-126172) filed November 29, 2006 on Form S-1 under the Securities Act of 1933.

10.01      Form of Administration Agreement between Man-AHL 130 and the
Administrator.

The following exhibits are incorporated by reference from the exhibits of the same number and description filed with Amendment No. 6 to Man-AHL 130's Registration Statement (File No. 333-126172) filed January 18, 2007 on Form S-1 under the Securities Act of 1933.

1.01 Form of General Distributor's Agreement between the Registrant and Man Investments Inc.

3.02       Limited Liability Company Agreement of the Registrant (amended).

10.02(a) Addendum to the Form of Customer Agreement between the Registrant and Man Financial Inc.

10.03 Form of Trading Advisory Agreement between Registrant and Man-AHL (USA) Ltd. (amended).

10.04 Form of Escrow Agreement among the Registrant, the Managing Member and the Escrow Agent.

The following exhibit is incorporated by reference from the exhibit of the same number and description filed with Post-Effective Amendment No. 1 to Man-AHL 130's Registration Statement (File No. 333-126172) filed October 16, 2007 on Form S-1 under the Securities Act of 1933.

10.03(a) Amendment to the Form of Trading Advisory Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 14, 2008.

                                            Man-AHL 130, LLC
                                            (Registrant)

                                            By: Man Investments (USA) Corp.
                                            Managing Member


                                            By: /s/ Uwe Eberle

                                                   President and Principal
                                                   Executive Officer


                                            By: /s/ Alicia B. Derrah

                                                   Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit Number             Description of Document
--------------             -----------------------

31.1          Rule 13a-14(a)/15d-14(a) Certification of Principal Executive
              Officer

31.2          Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
              Officer

32.1          Section 1350 Certification of Principal Executive Officer

32.2          Section 1350 Certification of Principal Financial Officer