Form 10-K
period 2008-03-31
MAN-AHL 130, LLC
filed 2008-06-30
CIK 1326101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑  Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended:  March 31, 2008
or
☐  Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

Commission File Number: 333-126172

Man-AHL 130, LLC
(Exact name of registrant as specified in its charter)

Delaware	84-1676365
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o MAN INVESTMENTS (USA) CORP.
123 North Wacker Drive, 28th Floor
Chicago, Illinois  60606

(Address of principal executive offices)

Registrant’s telephone number, including area code:   (312) 881-6800

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act: Class A and Class B Units of Limited Liability Company Interest
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [  ]   No [X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [  ]   No [X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]                                                              Accelerated Filer [  ]

Non-accelerated filer [  ]                                                                Smaller reporting company [X]

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

Not applicable.

Documents Incorporated by Reference

The report of Deloitte & Touche and the financial statements of the Registrant for the year ended March 31, 2008, which constitutes the Registrant’s annual report to its Unitholders are included herewith as exhibit 13.01 and are incorporated by reference into Item 8 of this Annual Report on Form 10-K.

PART I

Item 1.   Business

(a)   General development of business

Man-AHL 130, LLC (“Man-AHL 130”) is a Delaware limited liability company organized April 14, 2005, pursuant to a Certificate of Formation filed with the Secretary of State of the State of Delaware under the Delaware Limited Liability Company Act, to engage in speculative trading in the futures, options and forward markets under the direction of Man-AHL (USA) Limited, a registered commodity trading advisor (“AHL”), and to invest a limited amount of its capital in Man-Glenwood Lexington, LLC and Man-Glenwood Lexington TEI, LLC (collectively, the “Man-Glenwood Funds”), registered investment companies managed by Glenwood Capital Investments, L.L.C., which, in turn, invest, indirectly, in a portfolio of private investment funds.  On June 28, 2005, Man-AHL 130 filed a registration statement under the Securities Act of 1933 with the Securities and Exchange Commission (“SEC”), which registration statement was subsequently amended.  The registration statement became effective February 1, 2007 and registered 1,000,000 units of limited liability company interest, divided equally between two classes (the “Units”).  Class A Units sold at an initial offering price of $100 per Unit during the initial offering period ended March 30, 2007.  The initial offering price of Class B Units at the end of the initial Class B offering period ending March 31, 2008 was arbitrarily set at the Net Asset Value of the Class A Units as of March 31, 2008.  A total of $15,680,416 of Class A Units and $4,461,673 of Class B Units have been sold to the public as of March 31, 2008.  The Net Asset Values of a Class A Series 1 Unit originally sold for $112.32 as of July 1, 2007 and a Class A Series 2 Unit originally sold for $100 as of March 30, 2007 were $131.84 and $133.07, respectively, as of March 31, 2008.  Class A and Class B Units are offered at the beginning of each month based on their Net Asset Value, as of the end of the previous month.  Class A Units are offered only to taxable investors, while the Class B Units are offered only to tax-exempt investors.  Within each Class, Units are issued in two separate Series.  Class A Series 1 and Class B Series 1 Units are subject to a 1.25% annual Client Servicing Fee.  However, the two Classes and their respective Series are designed to have virtually identical trading and investment portfolios.  Man-AHL 130 began trading on April 2, 2007.  The Units are offered through a number of registered broker-dealer selling agents, including Man Investments Inc., on a best efforts basis.  The amount of capital raised for Man-AHL 130 does not have a significant impact on its operations, as Man-AHL 130 has no significant capital expenditure or working capital requirements other than to pay trading losses, brokerage fees and charges.

Man Investments (USA) Corp. (the “Managing Member”), a Delaware corporation, is the managing member of Man-AHL 130.  The Managing Member invested $10,000 in Man-AHL 130 as a “seed capital” investment in conjunction with the formation of Man-AHL 130 and subsequently purchased Class A Series 2 Units as an initial contribution in an amount equal to $15 million as of March 30, 2007.  The Managing Member, AHL, Glenwood Capital Investments, L.L.C. (“Glenwood”) and Man Investments Inc. (“Man Investments”) are affiliates of Man Group plc, a public company listed on the London Stock Exchange (collectively, the “Man Group”).

(b)   Financial information about industry segments

Man-AHL 130’s business constitutes only one segment, i.e., a speculative commodity pool.  Man-AHL 130 does not engage in sales of goods and services.  Financial information regarding Man-AHL 130’s business is set forth in Item 6 “Selected Financial Data” and in Man-AHL 130’s Financial Statements incorporated into Item 8 hereof and attached as Exhibit 13.01 hereto.

(c)   Narrative description of business

Man-AHL 130 is a speculative and leveraged managed futures fund which trades pursuant to the AHL Diversified Program (the “AHL Diversified Program”), with the objective of seeking medium- to long-term capital appreciation.  The AHL Diversified Program is a global managed futures program directed on behalf of Man-AHL 130 by AHL, and subsequent to March 31, 2008, also by its affiliate and affiliate of the Managing Member, Man-AHL Limited, a company organized under the laws of the United Kingdom.  Subsequent to March 31, 2008, Man-AHL 130 engaged Man Investments Limited (“MIL”) to implement the foreign currency forwards trading component of the AHL Diversified Program, at no additional cost to Man-AHL 130.  The personnel of MIL responsible for implementing the foreign currency forwards trading component of the AHL Diversified Program on behalf of Man-AHL 130 are the same as those of AHL who implement the AHL Diversified Program.

Although managed futures funds typically hold all of their capital in reserve to cover trading losses and margin their open futures and forward positions,  Man-AHL 130 maintains approximately 70% of its capital in cash and cash equivalents and invests the remainder of its capital — approximately 30% — in the Man-Glenwood Funds, multi-strategy, multi-manager funds of funds which emphasize efficient allocation of investor capital among hedge funds and other pooled investment vehicles with a range of investment strategies, managed by independent investment managers (“Sub-Funds”).  The 30% investment in the Man-Glenwood Funds is made by investing approximately 30% of Class A capital in Man-Glenwood Lexington, LLC and 30% of Class B capital in Class A units of Man-Glenwood Lexington TEI, LLC.  The Man-Glenwood Funds, in turn, allocate their capital, through an investment in Man-Glenwood Lexington Associates Portfolio, LLC, a registered investment company serving as a master investment vehicle (the “Portfolio Company”), to a portfolio of private investment funds.

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

The AHL Diversified Program is quantitative and primarily directional (i.e., it employs statistical models of market behavior in seeking to identify and take advantage of upward and downward price trends in the commodities markets).  Trading takes place 24 hours per day and real-time price information is used to respond to price moves across a diverse range of approximately 34 exchanges in 100 different global markets encompassing stock indices, bonds, currencies, short-term interest rates, metals, energies and soft commodities.  The AHL Diversified Program may invest in a diversified portfolio of futures, options and forward contracts, swaps and other financial derivative instruments both on and off exchange.

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

In most of the instruments in which Man-AHL 130 trades, AHL applies more than one of its price trend-following identification models.  The number of different models applied to a particular market may depend upon how liquid the market is.  In instruments such as US Treasury bond futures, AHL can apply multiple models and allocate evenly between high turnover, short-term trend models and longer-term trend models.  In certain markets, on the other hand, the liquidity (and hence the availability of positions) is significantly more limited so that AHL is more likely to follow longer-term trend models.  Markets with higher liquidity and lower access costs can support higher trading frequencies and may receive greater allocation weightings in the portfolio.  The core trend-following component is complemented by proprietary strategies that seek to capture profits from the relative pricing of related positions rather than absolute price movements.

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

The Managing Member invests approximately 30% of Man-AHL 130’s capital in the Man-Glenwood Funds, each a registered investment company, multi-strategy, multi-manager fund of funds which emphasizes efficient allocation of investor capital among hedge funds and other pooled investment vehicles with a range of investment strategies, managed by independent investment managers.  Historically, the AHL Diversified Program has required only approximately 10% to 20% of an account’s capital to margin the full positions which the AHL Diversified Program acquires for an account with 100% of such capital.  These low margin requirements  (typical of many managed futures programs) make possible Man-AHL 130’s investment of 30% of its capital in the Man-Glenwood Funds.  The capital represented by such investment would otherwise be held in reserve cash and cash equivalents in order to cover losses in the AHL Diversified Program.  The following are general descriptions of certain principal investment strategies represented in the Man-Glenwood Funds’ investment portfolio.

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

Distressed and Credit.  Managers in this style will take directional positions in corporate debt securities. The strategies within this style are distressed debt and credit long/short. Both of these strategies will tend to invest in corporate debt securities based on fundamental credit analysis of the underlying companies.

In distressed debt, although managers tend to be long-biased over the cycle, they will take both long and short positions in the securities of companies who are in bankruptcy, have the near-term potential to enter bankruptcy, or have recently emerged from bankruptcy. The potential for excess returns in the strategy derives from structural impediments to many institutions holding distressed securities and from the difficulty of evaluating securities and claims that are subject to bankruptcy proceedings.

In credit long/short, managers will typically take directional long and short positions in corporate debt securities. Although they will tend to have some directional bias at any point in time, managers in this strategy will tend to be neutral about the overall direction of the credit markets over the course of the cycle. In addition, managers will also take some relative value positions between different credits and within the capital structure of the same credit. Excess returns in this strategy come from structural inefficiencies due to the dominance of these markets by ratings and regulator-driven investors as well as the ability to construct attractive risk-return positions by virtue of the option-like characteristics of long and short credit positions.

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

Commodity and Macro.  Commodity trading seeks to generate profits by trading in markets other than equities and/or bonds.  Commodity trading strategies can be purely model-driven (based on systems which analyze historical price patterns and information), fundamentally-driven (based on the manager’s analysis of underlying economic factors) or a combination of the two.  Many futures trading strategies attempt to identify price trends and movements rather than to profit from identifying relative mispricings.

The Managing Member receives a management fee of 1/12 of 0.75% of the Net Asset Value of all outstanding Units at each month-end (a 0.75% annual rate), calculated monthly and paid quarterly in arrears.  For managing Man-AHL 130’s assets pursuant to the AHL Diversified Program, Man-AHL (USA) Limited receives a management fee of 1/6 of 1% of the month-end notional value of Man-AHL 130’s AHL account (a 2% annual rate) – approximately equal to Man-AHL 130’s Net Asset Value – calculated and paid as of the end of each calendar month and a monthly incentive fee of 20% of any “new net profit” attributable to Man-AHL 130’s AHL account

(the capital attributable to both Classes of Units will be traded in the same AHL account).  “New net profit” is the increase in the month-end net asset value of the AHL account (after deduction of monthly management fees, expenses and brokerage commissions and excluding net interest income) over the account’s highest net asset value as of the end of any preceding month, adjusted for capital contributions and withdrawals, or the commencement of trading.  Man-AHL 130’s investment in the Man-Glenwood Funds is subject to annual management, investor servicing and administrative fees and expenses equal to approximately 3% per annum of the aggregate value of Man-AHL 130’s investment in the Man-Glenwood Funds, calculated monthly and paid quarterly.  The investment managers of the Sub-Funds generally charge their Sub-Funds a management fee, generally ranging from 0% to 3% annually of the net assets under their management (including Man-AHL 130’s investment indirectly through the Portfolio Company), and some or all of the Sub-Fund managers receive performance or incentive allocations generally expected to range from 20% to 25% of net profits annually or quarterly, although on occasion these fees and/or allocations may be higher.

Man-AHL 130’s organizational and initial offering costs were paid by the Managing Member, or an affiliate, without reimbursement from Man-AHL 130 or investors in Man-AHL 130 (“Unitholders”).  Man-AHL 130 pays the routine costs of executing and clearing Man-AHL 130’s trades, administrative expenses, including costs incurred in connection with the continuing offering of Man-AHL 130’s Units, and any extraordinary expenses which it may incur.

Man-AHL 130 has entered into an administration agreement with SEI Global Services, Inc., an independent third party administrator (the “Administrator”), to provide various services (such as administration, accounting, valuation, tax reporting and investor services) at competitive rates.  Total administrative expenses of Man-AHL 130 in excess of 1/12 of 0.50% of each month-end Net Asset Value (approximately 0.50% of Net Asset Value per annum) through March 31, 2009, will be paid by, or reimbursed to Man-AHL 130 by, the Managing Member or an affiliate.  Thereafter, expenses in excess of such 0.50% per annum level will be payable by Man-AHL 130, but may be paid by the Managing Member in its discretion.

At March 31, 2008, MF Global Inc. acted as the futures broker for Man-AHL 130 and MF Global UK Ltd. executed and cleared Man-AHL 130’s currency forward trades.  Man-AHL 130 has subsequently engaged Credit Suisse, Sydney Branch, as an additional futures broker and currently conducts its currency forward trading through the Royal Bank of Scotland plc.  Man-AHL 130 may engage additional futures brokers and/or currency forward dealers or replace the current ones at any time.  Man-AHL 130 pays “bid asked” spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts.

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

Man-AHL 130’s cash and cash equivalent investments are used by Man-AHL 130 to engage in its trading activities and as reserves to support that trading.  Man-AHL 130’s assets deposited with the futures brokers as margin are maintained in segregated accounts as required by Commodity Futures Trading Commission (the “CFTC”) or applicable foreign regulation.  Assets not deposited as margin or invested in the Man-Glenwood Funds are maintained in accounts with the currency forward counterparties as collateral in connection with Man-AHL 130’s foreign currency forward trading or with third party banks in the name of Man-AHL 130.  The Managing Member believes that, if need be, Man-AHL 130’s investment in the Man-Glenwood Funds can be liquidated through the Man-Glenwood Funds’ quarterly tender process to support Man-AHL 130’s AHL Diversified Program trading.

Man-AHL 130 does not engage in lending (other than through permitted securities investments).  The Managing Member does not anticipate making any distributions of profits, if any.

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the CFTC.  National Futures Association (“NFA”), a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals.  The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.”  The CEA requires commodity pool operators, such as the Managing Member, and commodity trading advisors, such as AHL, and commodity brokers or futures commission merchants, such as MF Global to be registered and to comply with various reporting and record keeping requirements.  The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations.  In the event that the registration of the Managing Member as a commodity pool operator or AHL’s registration as a commodity trading advisor were terminated or suspended, termination of Man-AHL 130 might result.

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

Not applicable.

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

(b)   Holders.

As of March 31, 2008, there were 9 holders of  Class A Units and 0 holders of Class B Units.

(c)   Dividends.

No distributions or dividends have been made on the Units, and the Managing Member has no present intention to make any.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

There have been no sales of unregistered securities during the period covered by this annual report on Form 10-K.

(f)   Use of Proceeds.

The use of proceeds information is being disclosed for Registration Statement No. 333-126172 declared effective on February 1, 2007, registering 500,000 Class A and 500,000 Class B Units of limited liability company interest for sale at an initial offering price of $100 per Unit.  The offering of the Units commenced on or about March 31, 2007 and Units are offered as of the beginning of each calendar month on a continuous basis. The offering has not terminated.  A total of $15,680,416 of Class A Units and $4,461,673 of Class B Units have sold to the public as of March 31, 2008.  Man-AHL 130 has incurred total expenses through March 31, 2008 of $2,519,463.

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

The following table summarizes the redemptions by Unitholders during the first calendar quarter of 2008:

Month	Units Redeemed	Redemption Date NAV per Unit
January 31, 2008	0	0
February 29, 2008	0	0
March 31, 2008	0	0

Item 6.   Selected Financial Data

The following is a summary of operations for the fiscal years ending March 31, 2008, March 31, 2007 and for the period April 14, 2005 (date of inception) through March 31, 2006 and total assets of Man-AHL 130 at March 31, 2008, 2007 and 2006.

	For the Year Ended March 31, 2008	For the Year Ended March 31, 2007	For the period April 14, 2005 (date of inception) through March 31, 2006
Investment income:	$398,431	$--	--

Net expenses:	$2,071,648	--	--

Net investment income (loss):	$(1,673,217)	$--	$--
Realized and unrealized gain (loss) on investments:	$6,681,849	--	--

Net income (loss):	$5,008,632	$--	$--
Net income (loss) per Unit outstanding:	$35.13 (Class A Series 1) $33.05 (Class A Series 2)
Total assets:	$21,807,453	$10,000	$10,000
Total liabilities:	$1,398,821
Members’ Equity:	$20,408,632	$10,000	$10,000
Net Asset Value per Unit:	$131.84 (Class A Series 1) $133.07 (Class A Series 2)
Increase (decrease) in Net Asset Value per Unit:	$19.52 (Class A Series 1) $33.07 (Class A Series 2)

Item 7.   Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Reference is made to “Item 6.  Selected Financial Data” and “Item 8.  Financial Statements and Supplementary Data.”  The information contained therein is essential to, and should be read in conjunction with, the following analysis.

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

Man-AHL 130 invests a limited portion of its capital in the Man-Glenwood Funds.  Because the Man-Glenwood Funds are closed-end registered investment companies, members of the Man-Glenwood Funds do not have the right to require the Man-Glenwood Funds to repurchase any or all of their units.  To provide a limited degree of liquidity to investors, the Man-Glenwood Funds offer quarterly liquidity through discretionary tender offers for their units pursuant to written tenders.  Repurchases will be made at such times, in such amounts, and on such terms as may be determined by the Man-Glenwood Funds’ boards, in their sole discretion.  Under certain circumstances, such tender offers may not occur as scheduled or may not be sufficient to satisfy the full amount requested to be repurchased by Man-AHL 130.  However, the Man-Glenwood Funds’ component of Man-AHL 130’s portfolio represents an allocation of only 30% of Man-AHL 130’s capital, and the Managing Member believes that any delays in receiving repurchase payments from the Man-Glenwood Funds are unlikely to adversely affect Man-AHL 130’s operations.

The Managing Member does not anticipate the need for additional sources of liquidity, given that approximately 70% of Man-AHL 130’s capital is held in cash and highly liquid cash equivalents, and, if necessary, Man-AHL 130 is expected to be able to liquidate part of its investment in the Man-Glenwood Funds through the Man-Glenwood Funds’ quarterly tender process.

During its operations through March 31, 2008, Man-AHL 130 experienced no meaningful periods of illiquidity in any of the numerous markets in whcih it trades.

Critical Accounting Principles

Man-AHL 130 records its transactions in futures and forward contracts, including related income and expenses, on a trade-date basis.  Open futures contracts traded on an exchange are valued at market, which is based on the closing settlement price on the exchange where the futures contract is traded by Man-AHL 130 on the day with respect to which Man-AHL 130’s Net Asset Value is being determined.  Open forward contracts and other derivatives traded on the interbank market are valued at their settlement price on the day with respect to which Man-AHL 130’s Net Asset Value is being determined.

Man-AHL 130 will value its investment in the Man-Glenwood Funds at its net asset value, which approximates fair value, as provided by the Man-Glenwood Funds.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, such as accrual of expenses, that affect the amounts and disclosures reported in the financial statements.  Based on the nature of the business and operations engaged in by Man-AHL 130, the Managing Member believes that the estimates utilized in preparing Man-AHL 130’s financial statements are appropriate and reasonable; however, actual results could differ from the estimates.  The estimates do not provide a range of possible results that would require the exercise of subjective judgment.  The Managing Member further believes that, based on the nature of the business and operations of Man-AHL 130, no other reasonable assumptions relating to the application of Man-AHL 130’s critical accounting estimates other than those to be used would likely result in materially different amounts from those reported.

Off-Balance Sheet Arrangements

Man-AHL 130 does not engage in off-balance sheet arrangements with other entities.

Contractual Obligations

Man-AHL 130 does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  Man-AHL 130’s sole business is trading futures contracts, forward currency and other OTC contracts, both long (contracts to buy) and short (contracts to sell), and investing in cash, cash equivalents and its investment in the Man-Glenwood Funds.  All of Man-AHL 130’s futures, forward and OTC contracts, other than certain currency forward contracts, are settled by offset, not delivery.  The substantial majority of such contracts are for settlement within four to six months of the trade date and the substantial majority of such contracts are held by Man-AHL 130 for less than four to six months before being offset or rolled over into new contracts with similar maturities.  Man-AHL 130’s annual audited financial statements, included as Exhibit 13.01 of this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of Man-AHL 130’s open positions, both long and short, at March 31, 2008 fiscal year-end.

Results of Operations

Man-AHL 130 was organized on April 14, 2005 under the Delaware Limited Liability Company Act, and its Registration Statement under the Securities Act of 1933, as amended, became effective on February 1, 2007.  Its fiscal year ends March 31.  Man-AHL 130 commenced trading operations April 2, 2007.

Performance Summary

	31-Mar -08	31-Mar -07
Ending Equity	$20,408,632	$10,000

Man-AHL 130’s net assets increased $20,398,632 for the year ended March 31, 2008. This increase was attributable to aggregate subscriptions of $15,390,000, including the Managing Member’s purchase of Units (Class A Series 2), and net income from operations of $5,008,632.

Management Fees of $485,023, Incentive Fees of $1,249,061, Client Servicing Fees (Series 1 Units only) of $2,088 and brokerage commissions of $244,051 were paid or accrued, and interest of $398,431 was earned or accrued on Man-AHL 130’s cash and cash equivalent investments, for the year ended March 31, 2008.

Man-AHL 130 pays administrative expenses for legal, audit, accounting and administration services, limited to 1/12 of 0.50% per month of Man-AHL 130’s month-end NAV through March 2009. Administrative and other expenses, paid or accrued, for the year ended March 31, 2008 were $539,240, which were offset in part by reimbursement from the Managing Member in the amount of $447,815.

Man-AHL 130 is a speculative managed futures fund which trades pursuant to the AHL Diversified Program.  The AHL Diversified Program is a futures and forward price trend-following, trading system.  The AHL Diversified Program is entirely quantitative in nature and implements trading positions on the basis of statistical analyses of past price histories.  Like most trend-following systems, the AHL Diversified Program is designed in the anticipation that most of its trades will be unprofitable; the objective of overall profitability depending on the system identifying certain major trends which occur and recognizing significant profits from participating in such trends.

The past performance of the AHL Diversified Program is not necessarily indicative of its future results.  This is the case with all speculative trading strategies.  Moreover, the markets in which the AHL Diversified Program is active have seen major changes in recent years, including the influx of entirely different classes of market participants.  These changed circumstances may mean that the markets in which AHL has previously traded are not necessarily representative of those of which it trades on behalf of Man-AHL 130.

As a speculative futures fund, Man-AHL 130 effectively maintains all of its capital in reserve.  Man-AHL 130 does not “buy” or “sell” futures or forward contracts in the traditional sense; rather, through taking positions in these markets, Man-AHL 130 acquires loss/profit exposure and uses its capital to cover losses and provide margin (which constitutes a good faith deposit towards Man-AHL 130’s obligation to pay such losses) to support its open positions.  Man-AHL 130 maintains most of its capital in cash and cash equivalents.

Three months ended March 31, 2008:

During the three month period ended March 31, 2008, Man-AHL 130’s trading within agricultural markets made gains across the majority of contracts, with corn trading providing the largest contribution. Soy-based products rose to record highs during February, although March saw a retraction in prices, paring earlier gains from long positions. Bond trading accrued profits as Japanese bonds and US Treasuries led the way.  Currency trading contributed excellently during the period.  Long positions in various currencies, in particular the euro and the Swiss franc, against the US dollar proved highly beneficial. Energy delivered a solid profit for the quarter.  Long positions in crude oil were beneficial, with prices closing at a then record high of US$110.33 per barrel on March 13, 2008.  Long positions in distillate products such as gas oil and heating oil produced profit.  Precious metals trading made a solid profit as long positions in gold, silver and platinum made gains.  Positive trading in copper offset losses from aluminium.  Trading in short-term interest rates posted a firm gain over the first quarter despite market volatility.  Long positions in Eurodollar and Euribor contracts posted the largest part of gains.  However, these earlier gains were reduced in the latter part of the quarter.  Stock market trading posted a gain over the quarter, with short positions in the Nikkei, TOPIX and S&P 500 proving particularly fruitful.  Short exposure to European markets such as the Euro Stoxx, CAC40 and Dax also contributed to gains. However, some profits were reversed as indices rose higher at the end of March 2008.

During the three month period ended March 31, 2008, the Man-Glenwood Funds’ commodity and macro managers posted a profit over the first quarter.  Over the course of the quarter, managers gave back earlier gains.  Returns for equity hedge managers reflected the high levels of dispersion in the equity markets; ranging from -2.1% in a Japan-focused manager to +9.0% in a US focused short-only manager.  European managers that posted positive returns achieved this mainly through sector positioning and stock picking (financials and consumer shorts and longs in resource companies were top gainers).  Asia focused managers that were successful actively traded their portfolios.  Notwithstanding some positives in the quarter, overall performance in this style was negative.  During the fourth quarter of 2007, despite the overall negative performance by event driven managers, a handful of activist managers did find mild success, and performance in the relative value style was driven largely by the performance of one manager that focused on relative value within the residential mortgage-backed securities (RMBS) space.  Variable equity posted a negative return over the quarter.  The first quarter of 2008 proved to be one of the most turbulent in history for the credit markets, with managers in the distressed & credit arena largely posting losses for the product.  Managers with a net short bias profited from investors liquidating positions, while long exposure to leverage loan deals and equities negatively impacted performance. Of note, short positions in sub-prime mortgages and banks returned strongly, but these gains were more than offset by indiscriminate selling in various areas of the market.

Futures trading programs are proprietary and confidential.  As is the case with any speculative futures fund, it is impossible to predict how Man-AHL 130 will perform.  It is not possible, as it is in the case of an operating business, to predict performance trades, analyze future market conditions or evaluate the likely success or failure of Man-AHL 130.

There are certain general market conditions in which Man-AHL 130 is more likely to be profitable than in others.  For example, in trendless or stagnant markets, the AHL Diversified Program is unlikely to be profitable.  On the other hand, trading markets with substantial price change momentum can be favorable to the AHL Diversified Program.  However, because of the continually changing population of market participants as well as supply and demand characteristics, it cannot be predicted how Man-AHL 130 will perform in any given market conditions.

Three months ended December 31, 2007:

During the three month period ended December 31, 2007, Man-AHL 130’s trading within agricultural markets posted positive returns, with significant gains recorded from soybeans and corn.  In October, agriculturals experienced a slight loss as long positions in wheat suffered.  Strong performance in November was driven by long trades in soybeans.  Strong performance continued in December, driven by soy products and corn.  Trading in bonds made a positive contribution to Man-AHL 130’s performance.  US Treasury bonds and Japanese bonds delivered positive returns, while Eurobonds negatively impacted performance. A general switch into long positions in US Treasury bonds was costly at first but proved particularly fruitful in November.  Japanese bonds appreciated in similar fashion over November.  Currency trading posted strong returns during the final quarter of 2007.  Strong trends re-emerged following the turmoil of the third quarter, which Man-AHL 130 was able to capture.  Long euro positions versus the US dollar and British pound performed well during the period.  Further profits came from long Swiss franc positions against the US dollar.  Long Canadian dollar trades versus the US dollar also produced gains.  Trading in the energy sector accrued significant profits.  Substantial gains were experienced from long crude oil, heating oil and gas oil positions.  However, in November, crude oil and other distillate products incurred losses after prices dropped over the final week of the month.  Short positions in natural gas lifted performance in November.  In December, performance was once again positive, with a rise in the price of crude oil and other distillate products offsetting losses in natural gas.  Man-AHL 130’s metal trading posted a profit during the period with long positions in gold making excellent gains. Trading in short-term interest rates posted a firm gain over the fourth quarter, with Eurodollar and short Sterling contracts contributed most to profits over the period.  Finally, stock market trading posted a loss over the quarter, with long positions in the Nasdaq 100 and Euro-Stoxx index the leading detractors.

During the three month period ended December 31, 2007, the performance for the Man-Glenwood Funds’ commodity & macro managers was strongly positive.  In October, managers benefited from a sharp decline in the US dollar relative to most G7 and emerging market currencies.  Managers that performed strongly mid-quarter benefited from tactical oil and metals positions as well as yield curve steepening trades.  Managers largely benefited from the increase in currency, equity and interest rate volatility as well as from tactical long positions in oil, gold and agricultural commodities.  Equity hedge manager returns were widely dispersed over the quarter, although the majority of managers ended in positive territory.  The volatile, high dispersion environment was beneficial for stock pickers, with managers who had a trading component within their strategy able to generate positive alpha, opportunistically.  This dispersion theme continued in the fourth quarter with event driven managers generating a wide range of returns, although final returns were positive.  A manager focused on a variety of energy related themes posted strong quarter-end performance, recovering from mid-quarter losses.  Elsewhere, an activist manager profited from short positions in financials and monolines.  In relative value, significant gains for the quarter were generated by one manager with a distinctly short-credit bias specializing in lower rated tranches of sub-prime and other mortgage-related debt.  Gains for the quarter were offset by another manager’s December losses, primarily driven by broken merger deals.  Quarter returns for variable equity were negative as performance from long-biased managers, regardless of the region, offset gains elsewhere.  As sub-prime related write-downs gradually emanated through newswires, long positions in financial names were affected, while the ensuing flight from risk saw cyclical sector stocks sold off in preference for defensive stocks, also to the detriment of our managers.  Distressed & credit performance was driven largely by one manager that took out short positions in financial services companies including broker-dealers.  Finally, additional gains were made from short holdings in sovereign debt, commercial mortgages and consumer/retailers stocks.

Three months ended September 30, 2007:

During the three month period ended September 30, 2007, trading by the AHL-Diversified Program in the agricultural sector produced positive returns, led by strong returns from long positions in wheat.  Trading in soy beans and soy meal added further gains while most other agricultural contracts traded close to flat over the period.  Bond sector trading resulted in losses as bond yields trended almost uniformly lower over the period. Short positions in Australian bonds proved costly at the beginning of the period, while a long bias in Eurobond contracts also struggled towards the end of the quarter.  Japanese bond trading delivered positive results.  Trading in currencies was slightly negative for the quarter.  Initially, strong profits accrued as short positions in the US dollar against a variety of currencies were beneficial.  The energy sector produced solid returns in the quarter.  The principal driver behind performance came from long holdings in crude oil futures contracts.  Elsewhere, modest gains were made in short natural gas and long gas oil positions.  The metals complex was dominated by long positions in gold.  Elsewhere, trading in silver and copper was flat while long nickel positions detracted from performance.  Trading in the short-term interest rate market was profitable and relatively stable throughout the quarter.  Slight losses came from long positions in short sterling and euribor contracts.  Long positions in Eurodollar contracts proved effective.  Trading within the stock sector detracted somewhat from performance over the quarter as indices saw considerable volatility.  Positions in the Japanese Nikkei 225 detracted from performance along with positions in the US markets including positions in the S&P 500 index.  Hong Kong’s Hang Seng index rose, benefiting long positions.

For the three-month period ended September 30, 2007, the commodity & macro style pursued by the Man-Glenwood Funds posted a positive return despite difficult market conditions.  Key drivers of positive returns were long positions in equities and commodities toward the end of the period as well as short positions in US mid-cap equities and long volatility earlier in the period.  Reversals in FX markets and fixed income exposure detracted from performance.  The equity hedge style contributed positively over the period. Long equity trades, particularly in Asian developing market equities, yielded strong returns. Some managers showed losses in August, but most were able to pare losses as markets rebounded.  The event driven style produced losses despite a strong finish to the quarter.  Losses were realized primarily during the middle of the period.  Merger arbitrage strategy suffered, but ended the period well.  The relative value style generated positive returns, primarily by short credit biased managers, despite mid-period losses.  Despite gains in September, variable equity managers ended down, posting negative returns early in July into mid August. Long positions in financials, US homebuilders and steel as well as Japanese consumer equities were the most costly. Managers were, however, able to recover later in the quarter.  Lastly, the distressed and credit style was close to flat over the period.

Three months ended June 30, 2007:

During the three month period ended June 30, 2007, performance of the AHL Diversified Program in the agriculturals sector was relatively flat until the final few weeks of the period where it made a small loss.  Trading performance was dominated by long positions in soybeans and soy oil.  Positions in corn and wheat performed negatively.  Trading in the bond sector made a positive contribution to Man-AHL 130’s performance.  The leading trade was a short position in US Treasuries.  Short trades in Euro Bund and UK Gilts also returned profitably.  The currency sector generated excellent returns over the period as a short position in the Japanese yen against the US dollar powered profits.  A long position in the Canadian dollar against the US dollar performed well.  Trading in the energy sector resulted in a modest loss during the period.  Short positions in crude oil were unprofitable.  Natural gas was a positive contributor.  The metals complex posted the largest negative return, albeit a relatively minor one, as nickel continued its fall from May's record high.  Long positions in the precious metals, gold and silver, generated slight losses.  Short-term interest rate trading was profitable as gains were accrued via a three pronged attack which featured short trades in Euribor, Short Sterling and Eurodollar contracts.  Finally, trading within the stock sector proved beneficial as indices endured a rather volatile period but ended up over the three months.  Long positions in the DAX 30 and S&P 500 indices were strong contributors to, while the Japanese Topix and Nikkei 225 composites slightly detracted from, performance.

During the three month period ended June 30, 2007, the commodity and trading style pursued by the Man-Glenwood Funds posted a strong return over due to significant currency moves in the US dollar, euro and British pound.  Strengthening in some metals provided solid opportunities for global macro, trend following and discretionary trading managers, while short US and European bond trades proved profitable.  The equity hedge style generated a positive return.  In the U.S., specific trades in technology, telecom, financial services and steel sectors performed well.  In Europe, a positive deal environment generated strong returns in both long and short books across the financials and technology areas.  Emerging market names, particularly in the internet, telecom, advertising, and software sectors were also positive contributors.  The event driven style generated strong performance early and mid-quarter.  In April and May, merger and acquisition activity surged in both the US and Europe providing an abundance of opportunities.  By quarter end, volatility within the credit markets spilled over into equities and adversely impacted merger arbitrage spreads.  Relative value style performance was primarily driven by capital structure arbitrage, credit arbitrage, and multi-strategy managers early in the second quarter.  Towards quarter end, deteriorating conditions within the sub-prime mortgage market allowed several managers to profit, as they positioned their portfolios in anticipation of such an event.  In the U.S., positions in steel manufacturers, engineering companies, homebuilders, cyclicals, transportation, consumer retail, materials, financials and targets of acquisitions by private equity groups were significant performance drivers for US variable equity managers.  Elsewhere, European, Japanese and Asian ex Japan managers also contributed to performance. Finally, the distressed and credit style posted a gain over the quarter.  Credit markets performed well early in the quarter.  From mid-quarter through quarter-end, and despite high yield credit spreads widening, managers benefited from security-specific positions that traded higher as a result of certain catalysts that were realized.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.   Financial Statements and Supplementary Data

Financial statements required by this item, including the report of the independent registered accounting firm for the fiscal years ended March 31, 2008 and 2007 are included as Exhibit 13.01 to this report and incorporated by reference into this Item 8.

The following summarized quarterly financial information presents the results of operations of the Class A Units for the three month periods ended June 30, September 30, December 31 and March 31 during the fiscal years for which Man-AHL 130 was in operation.  This information has not been audited.  The Class B Units commenced operations as of April 1, 2008.

Class A Series 1 Units

Period Ended:	September 30 2007	December 31 2007	March 31 2008
Interest Income:	$812	$1,134	$1,357
Net Realized and Unrealized Gains (Losses):	$3,185	$14,491	$50,077
Expenses:	$1,955	$5,414	$14,692
Net Income (Loss):	$2,043	$10,212	$36,742
Increase (Decrease) in Net Asset Value per Unit	$(0.82)	$6.46	$13.88

Class A Series 2 Units

Period Ended:	June 30 2007	September 30 2007	December 31 2007	March 31 2008
Interest Income:	$113,383	$105,078	$99,125	$77,542
Net Realized and Unrealized Gains (Losses):	$2,370,435	$26,004	$1,361,161	$2,856,496
Expenses:	$635,393	$202,688	$434,346	$777,160
Net Income (Loss):	$1,848,425	$(71,606)	$1,025,940	$2,156,875
Increase (Decrease) in Net Asset Value per Unit	$12.32	$(0.48)	$6.84	$14.39

There were no extraordinary, unusual or infrequently occurring items recognized in any quarter within the two most recent fiscal years.  There have been no year-end adjustments that are material to the results of any fiscal quarter reported above.

Item 9.   Changes in and Disagreements with Accountants
on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

The Managing Member, with the participation of the Managing Member’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to Man-AHL 130 as of the end of the fiscal year for which this Annual Report on Form 10-K is being filed, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  There were no significant changes in the Managing Member’s internal controls with respect to Man-AHL 130 or in other factors applicable to Man-AHL 130 that could significantly affect these controls subsequent to the date of their evaluation.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Managing Member to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports.  There were no changes in Man-AHL 130’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The Managing Member is responsible for establishing and maintaining adequate internal control over Man-AHL 130’s financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Managing Member’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of Man-AHL 130’s assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of Man-AHL 130’s financial statements in accordance with generally accepted accounting principles, and that Man-AHL 130’s receipts and expenditures are being made only in accordance with authorizations of the Managing Member’s management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Man-AHL 130’s assets that could have a material effect on Man-AHL 130’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Managing Member assessed the effectiveness of its internal control over financial reporting with respect to Man-AHL 130 as of March 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on its assessment, management has concluded that, as of March 31, 2008, the Managing Member’s internal control over financial reporting with respect to Man-AHL 130 is effective based on those criteria.

This annual report does not include an attestation report of Man-AHL 130’s independent registered public accounting firm regarding internal control over financial reporting.  The Managing Member’s report was not subject to attestation by Man-AHL 130’s independent registered public accounting firm pursuant to rules of the SEC that temporarily permit Man-AHL 130 only to provide the Managing Member’s report in this report.

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

Man Investments (USA) Corp., a Delaware corporation, serves as Managing Member with broad oversight over the operations and affairs of Man-AHL 130.  The Managing Member is registered with the CFTC as a commodity pool operator (“CPO”) and commodity trading advisor (“CTA”) and is a member of the NFA.  The Managing Member is also registered as an investment adviser with the SEC.  The Managing Member is a subsidiary of Man Group plc, which is listed on the London Stock Exchange and a constituent of the FTSE 100 index of leading UK stocks.

The principals and senior officers of the Managing Member as of March 31, 2008 are as follows:

Uwe Eberle, born 5/16/65.  Mr. Eberle is head of institutional sales for the Man Investments division of Man Group plc as well as a member of the management committee of Man Investments.   Mr. Eberle is a Director and President of the Managing Member which positions he has held since January 2008.  From August 2006 until December 2007, Mr. Eberle was Chief Executive Officer – Institutional Sales of Man Investments and a Director since November 2007.  As of January 2008, Mr. Eberle was made President and Chief Executive Officer of Man Investments.  Mr. Eberle is registered with the CFTC as a Principal and an Associated Person of Man Investments (as of January 2008) and as a Principal and Associated Person (as of January 2008) and Branch Office Manager (as of February 2008) of Man Investments.  In addition to the foregoing, Mr. Eberle was recently made a director and officer of various other Man Group companies based in the United States, including, but not limited to, RMF Investment Management (USA) Corp., a registered Investment Adviser, where he has been a director since November 2007.

Prior to joining Man Investments Inc. in August 2006, Mr. Eberle was head of hedge fund research at RMF Investment Management (“RMF”), a global provider of alternative investment products and the parent company of RMF Investment Management (USA) Corp., in Pfaffikon, Switzerland.  From February 2002 through October 2004, Mr. Eberle built up the New Alternative unit at RMF out of New York, a unit focusing on the search for new alpha opportunities.  Prior to that, he worked in the private equity team at RMF.  Before joining RMF in August 2000, he spent more than 13 years with the HypoVereinsbank Group, one of the largest banks in Germany, in Frankfurt, Munich, and New York.  His most recent position was a senior fund manager, building up their emerging market fund management team.  From November 1994 until June 1996, Mr. Eberle worked in a small group of senior people, re-setting the strategic direction of the asset management business at Vereinsbank.  From June 1992 until October 1994, he worked in research/marketing for Vereinsbank Capital Corp., the U.S. subsidiary of Vereinsbank, in New York.  Prior to that, he worked as an equity trader and senior options trader for 5 years.

Mr. Eberle received a degree in Banking in addition to a degree in Economics from the Verwaltungs- and Wirtschaftsakademie (VWA) in Frankfurt, Germany.  He is also a CFA charter holder and a member of the German Association of Investment Professionals.

Michael Lozowski, born 9/4/53.  Mr. Lozowski is Vice President and a Director of the Managing Member, which position he has held since February 2002, and is responsible for making the allocation decisions of Man-AHL 130.  In addition, since February 2002, Mr. Lozowski also is the Managing Director of AHL, with whom he is listed as a Principal and is registered as an associated person as of May 2003.  Mr. Lozowski is also a Director of Man Investments Limited (“MIL”), an affiliated UK limited liability company that acts as an investment manager and CTA to non-US persons.  With MIL, Mr. Lozowski has particular responsibility for investment management.  Prior to this, Mr. Lozowski was a Director and President of Man-AHL (USA) Corp. from February 1995 and June 1996, respectively, through July 2005 when Man-AHL (USA) Corp. dissolved.  Mr. Lozowski was the Corporate Finance Director of Man Management AG and affiliated companies in Switzerland from 1990 until December 1995.  He joined the Man Group in November 1987 as Assistant Treasurer.  Before joining the Man Group, he worked at the Chase Manhattan Bank from March 1980 until November 1987 and at the National Westminster Bank from 1977 through March 1980.  After receiving a Master’s degree in Physics at University College, Oxford, he progressed to a Master of Science degree in Operational Research at the University of Sussex in England.

Alicia Derrah, born 3/17/58.  Ms. Derrah is the Chief Financial Officer of the Managing Member and of Glenwood.  She is also the Principal Financial Officer of the Man-Glenwood Funds and the Portfolio Company and the FINOP for Man Investments.  Ms. Derrah joined the Managing Member in October 2005 and joined Glenwood in September 1992 and is responsible for their respective accounting and financial reporting functions.  From December 1987 to August 1992, Ms. Derrah was employed by Arthur Andersen LLP as a senior auditor in the Financial Services division of the firm.  Ms. Derrah’s clients included Glenwood, bank holding companies and capital markets institutions.

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

(i)   Audit Committee Financial Expert

Because Man-AHL 130 has no employees, officers or directors, Man-AHL 130 has no audit committee.  Man-AHL 130 is managed by the Managing Member.  Alicia Derrah serves as the Managing Member’s “audit committee financial expert.”  Ms. Derrah is not independent of the management of the Managing Member.  The Managing Member is not required to have, and does not have, independent directors.

Item 11.  Executive Compensation

Man-AHL 130 has no directors, officers or employees.  None of the directors, officers or employees of the Managing Member receive compensation from Man-AHL 130.  The Managing Member receives a management fee of 1/12 of 0.75% of the Net Asset Value of all outstanding Units at each month-end (a 0.75% annual rate), calculated monthly and paid quarterly in arrears.  The AHL Diversified Program is operated by members of the Man Group, which receives substantial compensation from Man-AHL 130 for doing so.  Man-AHL 130 pays substantial brokerage commissions to its futures brokers, including MF Global Inc., limited to no more than 3% of Man-AHL 130’s average month-end Net Asset Value during each fiscal year, and has paid clearing fees on forward trades to MF Global UK Ltd., an affiliate of the Managing Member.  The Man-Glenwood Funds are operated by members of the Man Group, which receive substantial compensation for doing so.  Man Investments Inc. receives an investor servicing fee for the provision of investor services to the Man-Glenwood Funds and receives ongoing Client Servicing Fees from Man-AHL 130, as described below.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

 (a)   Security Ownership of Certain Beneficial Owners

Other than as set forth below, Man-AHL 130 knows of no person who owns beneficially more than 5% of the Units of either Class.

(b)   Security Ownership of Management

As of March 31, 2008:

Title of class	Name and address of beneficial owner	Amount and nature of beneficial interest	Percent of class
Class A Units	Man Investments (USA) Corp. 123 N. Wacker Drive 28th Floor Chicago, IL 60606	150,000 Units (Series 2) held directly	97.80%

(c)   Changes in Control

None.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

See “Item 10.   Directors, Executive Officers and Corporate Governance —(a,b)  Identification of Directors and Executive Officers and —(i)   Audit Committee Financial Expert,” “Item 11.  Executive Compensation” and “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  The Managing Member organized and controls Man-AHL 130.  The Managing Member and its affiliates are the primary service providers to Man-AHL 130.  None of the fees paid by Man-AHL 130 to the Managing Member or any affiliate were negotiated at arm’s-length.  For managing Man-AHL 130’s futures and forward trading, AHL, an affiliate of the Managing Member, charges a management fee of 1/6 of 1% of the month-end notional value of Man-AHL 130’s AHL account (a 2% annual rate) – approximately equal to Man-AHL 130’s Net Asset Value – calculated and paid as of the end of each calendar month and a monthly incentive fee of 20% of any “new net profit,” as defined in the prospectus included in Man-AHL 130’s registration statement, attributable to Man-AHL 130’s AHL account.  Man-AHL 130 paid $485,023 in management fees and $1,249,061 in incentive fees to AHL for the year ended March 31, 2008.  Man Investments, an affiliate of the Managing Member which serves as the lead selling agent for Man-AHL 130, is entitled to a Client Servicing Fee equal to 1/12 of 1.25% of the Net Asset Value of the Class A Series 1 and Class B Series 1 Units at each month-end (a 1.25% annual rate), calculated monthly and paid quarterly in arrears.  Man-AHL 130 paid $2,088 in Client Servicing Fees to Man Investments for the year ended March 31, 2008.  The Client Servicing Fee is not charged against Class A Series 2 and Class B Series 2 Units, which are offered exclusively to (i) investors participating in selling agent asset-based or fixed-fee investment programs, or in investment advisors’ fee-based advisory programs, or (ii) direct institutional investors, including, but not limited to, certain tax-exempt employee benefit trusts, employee benefit plans, deferred compensation plans and individual retirement accounts that purchase Units through Man Investments Inc.  Man Investments Inc. is subject to the regulatory limitation that it not receive aggregate selling commissions (i.e., the Client Servicing Fee) in excess of 10% of the sale price of all Units.  The Managing Member expects that a significant majority of the Client Servicing Fee received by Man Investments Inc. will be paid on to unaffiliated selling agents assisting with the placement of the Units.  The Portfolio Company, through which the Man-Glenwood Funds access the Sub-Funds, pays Glenwood a management fee at a rate of 1.75% per annum of the aggregate value of the Portfolio Company’s outstanding interests, calculated monthly and paid quarterly, and the Man-Glenwood Funds each pay Glenwood a 0.25% per annum administrative fee, similarly calculated.  Man Investments Inc. receives an investor servicing fee of 0.50% of net assets per annum for the provision of investor services to the Man-Glenwood Funds, calculated monthly and paid quarterly.  The Managing Member’s interest in Man-AHL 130 showed an allocation of income of $4,959,706 for the year ended March 31, 2008.

Item 14.   Principal Accountant Fees and Services

(1)           Audit Fees

Man-AHL 130 incurred no fees for professional services rendered by Deloitte & Touche LLP in connection with the audits of Man-AHL 130’s financial statements for the year ended March 31, 2007, fees for such services were paid by the Managing Member or an affiliate.  The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with the audit of Man-AHL 130’s financial statements and reviews of the financial statements included in the quarterly reports on From 10-Q an in connection with the statutory and regulatory filings for the years ended March 31, 2008 were approximately $130,000.

(2)           Audit-Related Fees

There were no fees for assurance and related services rendered by Deloitte & Touche LLP for the years ended March 31, 2007 and 2008.

(3)           Tax Fees

There were no fees for professional services rendered by Deloitte & Touche LLP for tax compliance, advice or planning services for the year ended March 31, 2007.  The aggregate fees for professional services rendered by Deloitte & Touche LLP for the benefit of Man-AHL 130 for the year ended March 31, 2008 were approximately $30,000.

(4)           All Other Fees

None

(5)           Pre-Approval Policies

The board of directors of the Managing Member pre-approves the engagement of Man-AHL 130’s auditor for all services to be provided by the auditor.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

 (a)(1)   Financial Statements

The following are included with the Report of Independent Registered Public Accounting Firm dated June 25, 2008, a copy of which is filed herewith as Exhibit 13.01 :

Condensed Schedules of Investments (a)
Statements of Financial Condition (a)
Statements of Operations (a)
Statements of Changes in Members’ Equity (a)
Statements of Cash Flows (b)
Financial Highlights (b)
Notes to Financial Statements

(a) At March 31, 2008 and March 31, 2007
(b) For the years ended March 31, 2008 and 2007

(a)(2)   Financial Statement Schedules

All Schedules are omitted for the reason that they are not required or are not applicable because equivalent information has been included in the financial statements or the notes thereto.

(a)(3)   Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation                                Description

13.01	Report of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

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

10.02	Form of Customer Agreement between the Registrant and Man Financial Inc. (now MF Global)

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

1.01	Form of General Distributor’s Agreement between the Registrant and Man Investments Inc.

3.02 (amended)	Limited Liability Company Agreement of the Registrant.

10.02(a)	Addendum to the Form of Customer Agreement between the Registrant and Man Financial Inc. (now MF Global)

10.03 (amended)	Form of Trading Advisory Agreement between Registrant and Man- AHL (USA) Ltd.

10.04	Form of Escrow Agreement among the Registrant, the Managing Member and the Escrow Agent.

10.03	Form of Application and Power of Attorney. (amended)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of June, 2008.

MAN-AHL 130, LLC

By:	Man Investments (USA) Corp., Managing Member

By:	/s/ Uwe Eberle
Uwe Eberle
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing Member of the Registrant in the capacities and on the date indicated.

Signature	Title with Managing Member	Date

/s/ Uwe Eberle	President and Director	June 30, 2008
Uwe Eberle	(Principal Executive Officer)

/s/ Alicia B. Derrah	Chief Financial Officer	June 30, 2008
Alicia B. Derrah	(Principal Financial and Accounting Officer)

/s/ Michael Lozowski	Vice President and Director	June 30, 2008
Michael Lozowski

 (Being the principal executive officer, the principal financial officer and principal accounting officer, and a majority of the directors of Man Investments (USA) Corp.)

Man Investments (USA) Corp.
Managing Member of Registrant
June 30, 2008

By /s/Uwe Eberle
      Uwe Eberle
      President

Supplemental Information Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

As of March 31, 2008 and as of the date hereof, Registrant has not sent any annual reports or proxy statements to security holders.

EXHIBIT INDEX

The following exhibits are included herewith.

Designation                                Description

13.01	Report of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

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

10.02	Form of Customer Agreement between the Registrant and Man Financial Inc. (now MF Global)

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

1.01	Form of General Distributor’s Agreement between the Registrant and Man Investments Inc.

3.02	Limited Liability Company Agreement of the Registrant.
(amended)

10.02(a)	Addendum to the Form of Customer Agreement between the Registrant and Man Financial Inc. (now MF Global)

10.03	Form of Trading Advisory Agreement between Registrant and Man-AHL (USA) Ltd.
(amended)

10.04	Form of Escrow Agreement among the Registrant, the Managing Member and the Escrow Agent.

10.03	Form of Application and Power of Attorney.
(amended)