Form 10-K/A
MAN-AHL 130, LLC
filed 2008-07-15
CIK 1326101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.  (Check one):

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

Not applicable.

Documents Incorporated by Reference

The report of Deloitte & Touche and the financial statements of the Registrant for the year ended March 31, 2008, which constitutes the Registrant’s annual report to its Unitholders are included herewith as exhibit 13.02 and are incorporated by reference into Item 8 of this Annual Report on Form 10-K/A.

EXPLANATORY NOTE

The purpose of this amendment is to correct a typographical error on Registrant’s Statement of Cash Flows, included in Exhibit 13.01 to Registrant’s Annual Report on Form 10-K filed on June 30, 2008, that inadvertently indicated the Managing Member’s seed capital investment, made in connection with the organization of Registrant as occurring during the fiscal year ended March 31, 2007 when, in fact, such investment occurred in the prior fiscal year.

PART II

Item 8.   Financial Statements and Supplementary Data

Financial statements required by this item, including the report of the independent registered accounting firm for the fiscal years ended March 31, 2008 and 2007 are included as Exhibit 13.02 to this report and incorporated by reference into this Item 8.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of July, 2008.

MAN-AHL 130, LLC

By:	Man Investments (USA) Corp., Managing Member

By:	/s/ Alicia B. Derrah
Alicia B. Derrah
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Managing Member of the Registrant in the capacities and on the date indicated.

Signature	Title with Managing Member	Date

/s/ Alicia B. Derrah	Chief Financial Officer	July 15, 2008
Alicia B. Derrah	(Principal Financial and Accounting Officer)

(Being the principal financial officer and principal accounting officer of Man Investments (USA) Corp.)

Man Investments (USA) Corp.
Managing Member of Registrant
July 15, 2008

By  /s/ Alicia B. Derrah
       Alicia B. Derrah
       Chief Financial Officer