Form 10-Q
period 2008-06-30
MAN-AHL 130, LLC
filed 2008-08-14
CIK 1326101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     __________  to  ____________

Commission File number:     000-53217

Man-AHL 130, LLC

(Exact name of registrant as specified in charter)

Delaware	84-1676365
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Man Investments (USA) Corp. 123 North Wacker Drive 28th Floor Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

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

Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [  ]                                                      Accelerated Filer   [  ]

Non-Accelerated Filer   [  ]                                                      Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

   Yes [  ]    No [X]

PART I - FINANCIAL INFORMATION

Man-AHL 130, LLC
Financial Statements

STATEMENTS OF FINANCIAL CONDITION (a)
STATEMENTS OF OPERATIONS (b)
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (b)
STATEMENTS OF CASH FLOWS (b)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(a)	At June 30, 2008 (unaudited) and March 31, 2008
(b)	For the three months ended June 30, 2008 and 2007 (unaudited)

MAN-AHL 130, LLC

STATEMENTS OF FINANCIAL CONDITION
	June 30, 2008
	(unaudited)	March 31, 2008

ASSETS:

Equity in commodity futures and forwards
trading accounts:
Net unrealized trading gains on open derivatives contracts	$889,144	$759,797
Due from broker	3,823,692	944,647

Investment in Man-Glenwood Lexington, LLC,
at fair value (cost $6,526,602 and $5,839,245, respectively)	6,463,937	5,701,675
Investment in Man-Glenwood Lexington TEI, LLC,
at fair value (cost $1,565,000 and $0, respectively)	1,570,945	—
Cash and cash equivalents	16,434,687	13,883,114
Advance subscription to Man-Glenwood Lexington, LLC	145,000	238,357
Advance subscription to Man-Glenwood Lexington TEI, LLC	245,000	—
Redemption receivable from Man-Glenwood Lexington, LLC	—	160,000
Expense reimbursement receivable	93,922	114,090
Interest receivable	3,791	5,773

TOTAL	$29,670,118	$21,807,453

LIABILITIES & MEMBERS' EQUITY:

Subscriptions received in advance	$1,743,500	$290,416
Management fees payable	95,253	136,793
Client servicing fees payable	7,474	1,044
Incentive fees payable	119,228	598,100
Brokerage commission payable	98,571	98,588
Accrued professional fees payable	170,230	173,409
Accrued administrative fees payable	75,000	98,871
Other liabilities	2,000	1,600

Total liabilities	2,311,256	1,398,821

MEMBERS' EQUITY:

Class A Series 1 Members
(4,233.254 and 2,647.132 units outstanding, respectively)	581,635	348,997

Class A Series 2 Member
(152,933.544 and 150,751.032 units outstanding, respectively)	21,274,181	20,059,635

Class B Series 1 Members
(15,841.219 and 0 units outstanding, respectively)	2,171,761	—

Class B Series 2 Members
(23,999.433 and 0 units outstanding, respectively)	3,331,285	—

Total Members' equity	27,358,862	20,408,632

TOTAL	$29,670,118	$21,807,453

NET ASSET VALUE PER UNIT OUTSTANDING - CLASS A SERIES 1 MEMBERS	$137.40	$131.84

NET ASSET VALUE PER UNIT OUTSTANDING - CLASS A SERIES 2 MEMBER	$139.11	$133.07

NET ASSET VALUE PER UNIT OUTSTANDING - CLASS B SERIES 1 MEMBERS	$137.10	$—

NET ASSET VALUE PER UNIT OUTSTANDING - CLASS B SERIES 2 MEMBERS	$138.81	$—

See notes to financial statements.

MAN-AHL 130, LLC

STATEMENTS OF OPERATIONS (UNAUDITED)
	For the three	For the three
	months ended	months ended
	June 30, 2008	June 30, 2007

INVESTMENT INCOME:
Interest income	$85,534	$113,383

EXPENSES:
Management fees	174,478	112,832
Incentive fees	272,111	426,088
Client servicing fees	7,496	—
Brokerage commissions	31,668	71,728
Professional fees	87,250	98,750
Administrative fees	37,500	37,500
Other	2,948	4,645

TOTAL EXPENSES	613,451	751,543

Less reimbursed expenses	(93,922)	(116,150)

Net expenses	519,529	635,393

NET INVESTMENT LOSS	(433,995)	(522,010)

NET REALIZED AND UNREALIZED GAINS ON INVESTMENTS AND FOREIGN CURRENCY:

Net realized trading gains on closed derivatives contracts and foreign currency transactions	1,389,239	1,341,848
Net change in unrealized trading gains on open derivatives contracts and translation of assets and liabilities denominated in foreign currencies	129,347	927,076
Net change in unrealized appreciation on investment in Man-Glenwood Lexington, LLC	74,905	101,511
Net change in unrealized appreciation on investment in Man-Glenwood Lexington TEI, LLC	5,945	—

NET REALIZED AND UNREALIZED GAINS ON INVESTMENTS AND FOREIGN CURRENCY	1,599,436	2,370,435

Net income	$1,165,441	$1,848,425

Net income per unit outstanding - Class A Series 1	$6.67	$—

Net income per unit outstanding - Class A Series 2	$6.04	$12.32

Net income per unit outstanding - Class B Series 1	$5.71	$—

Net income per unit outstanding - Class B Series 2	$6.06	$—

See notes to financial statements.

MAN-AHL 130, LLC

STATEMENTS OF CHANGES IN MEMBERS' EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2008

	CLASS A SERIES 1		CLASS A SERIES 2		CLASS B SERIES 1*		CLASS B SERIES 2*		TOTAL

	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Member's equity at April 1, 2008	$348,997	2,647.132	$20,059,635	150,751.032	$—	—	$—	—	$20,408,632	153,398.164

Subscriptions	209,250	1,586.122	290,416	2,182.512	2,089,780	15,841.219	3,195,343	23,999.433	5,784,789	43,609.286

Redemptions	—	—	—	—	—	—	—	—	—	—

Net income	23,388	—	924,130	—	81,981	—	135,942	—	1,165,441	—

Members' equity at June 30, 2008	$581,635	4,233.254	$21,274,181	152,933.544	$2,171,761	15,841.219	$3,331,285	23,999.433	$27,358,862	197,007.450

NET ASSET VALUE PER UNIT OUTSTANDING AT JUNE 30, 2008	$137.40		$139.11		$137.10		$138.81

FOR THE THREE MONTHS ENDED JUNE 30, 2007

	CLASS A SERIES 1		CLASS A SERIES 2		CLASS B SERIES 1		CLASS B SERIES 2		TOTAL

	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Member's equity at April 1, 2007	$—	—	$10,000	—	$—	—	$—	—	$10,000	—

Subscriptions	—	—	14,990,000	150,000.000	—	—	—	—	14,990,000	150,000.000

Redemptions	—	—	—	—	—	—	—	—	—	—

Net income	—	—	1,848,425	—	—	—	—	—	1,848,425	—

Member's equity at June 30, 2007	$—	—	$16,848,425	150,000.000	$—	—	$—	—	$16,848,425	150,000.000

NET ASSET VALUE PER UNIT OUTSTANDING AT JUNE 30, 2007	$—		$112.32		$—		$—

* Class B Series 1 and Class B Series 2 commenced trading on April 1, 2008.
See notes to financial statements.

MAN-AHL 130, LLC

STATEMENTS OF CASH FLOWS (UNAUDITED)
	For the three	For the three
	months ended	months ended
	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,165,441	$1,848,425

Adjustments to reconcile net income to
net cash used in operating activities:
Net change in unrealized trading gains on open derivative contracts and translation of assets and liabilities denominated in
foreign currencies	(129,347)	(927,076)
Purchase of investment in Man-Glenwood Lexington, LLC	(434,000)	(5,362,406)
Purchase of investment in Man-Glenwood Lexington TEI, LLC	(1,810,000)	—
Net change in unrealized appreciation on investment in
Man-Glenwood Lexington, LLC	(74,905)	(101,511)
Net change in unrealized appreciation on investment in
Man-Glenwood Lexington TEI, LLC	(5,945)	—
Changes in:
Due from broker	(2,879,045)	(3,795,100)
Expense reimbursement receivable	20,168	(116,150)
Interest receivable	1,982	(11,820)
Management fees payable	(41,540)	112,832
Incentive fees payable	(478,872)	426,088
Brokerage commissions payable	(17)	34,303
Accrued professional fees payable	(3,179)	98,750
Accrued administrative fees payable	(23,871)	37,500
Client servicing fees payable	6,430	—
Other liabilities	400	—

Net cash used in operating activities	(4,686,300)	(7,756,165)

FINANCING ACTIVITIES:
Capital subscriptions	7,237,873	15,040,000

Net cash provided by financing activities	7,237,873	15,040,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,551,573	7,283,835

CASH AND CASH EQUIVALENTS - Beginning of period	13,883,114	10,000

CASH AND CASH EQUIVALENTS - End of period	$16,434,687	$7,293,835

See notes to financial statements.

MAN-AHL 130, LLC
(A Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

The accompanying unaudited financials statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL 130, LLC’s (the “Company”) financial condition at June 30, 2008 and the results of its operations for the three months ended June 30, 2008 and 2007.  These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2008.  The March 31, 2008 information has been derived from the audited financial statements as of March 31, 2008.

1.	ORGANIZATION

On April 1, 2008, the Company issued 12,832.453 units of Class B Series 1 at $131.84 per unit and 20,814.930 units of Class B Series 2 at $133.07 per Unit.  Class A and Class B units have substantially identical trading portfolios except that Class A units are offered to taxable investors and invest in Man-Glenwood Lexington, LLC (“MGL”), a registered investment company, and Class B units are offered to tax-exempt investors and invest in Man-Glenwood Lexington TEI, LLC (“TEI”), a registered investment company.

The Company invests approximately thirty percent of its Class A share capital in MGL and thirty percent of its Class B share capital in TEI.  The Company expects to invest the majority of its capital into a managed futures program (the “AHL Diversified Program”).

Man-AHL (USA) Limited, a limited liability company incorporated in the United Kingdom, manages the AHL Diversified Program.   On April 21, 2008, the Company engaged Man Investments Limited, a company organized under the Laws of the United Kingdom, to manage the foreign currency forward component of the AHL Diversified Program, at no additional cost to the Company.  The personnel of Man Investments Limited responsible for implementing the foreign currency forwards trading component of the AHL Diversified Program on behalf of the Company are the same as those of Man-AHL (USA) Limited who implement the AHL Diversified Program.

Glenwood Capital Investments, LLC (“GCI”) acts as an administrator to MGL and TEI. GCI is an Illinois limited liability company and is registered with the CFTC as a commodity pool operator and with the SEC as an investment adviser. GCI is an affiliate of Man Investments (USA) Corp. (the “Managing Member”) and Man-AHL (USA) Limited, and is a subsidiary of Man Group plc.

MGL and TEI achieve their investment objective through an investment in Man-Glenwood Lexington Associates Portfolio, LLC (the “Portfolio Company” or “MGLAP”), which allocates its capital among a series of underlying funds.  GCI acts as an investment adviser to the Portfolio Company in addition to the services it provides to MGL and TEI.

GCI receives a management fee of 1.75% of net assets per annum for investment advisory services provided to the Portfolio Company, calculated monthly and paid quarterly. Additionally, GCI receives an administrative fee of 0.25% of net assets per annum for administrative services to MGL and TEI, calculated monthly and paid quarterly.

Man Investments Inc. (“MII”) receives an investor servicing fee of 0.50% of net assets per annum for the provision of investor services to MGL and TEI, calculated monthly and paid quarterly.

Class A Series 1 and Class B Series 1 units are subject to a 1.25% per annum client servicing fee payable to MII, calculated monthly and paid quarterly in arrears, on the month-end net asset value of Class A Series 1 and Class B Series 1 units, respectively, subject to a maximum aggregate commission receipt to MII of 10% of the subscription price of all units.

2.	SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The following are significant accounting policies adopted by the Company.

Use of Estimates — The preparation of financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the period. Actual results could differ from those estimates.

Investment in Man-Glenwood Lexington, LLC, and Man-Glenwood Lexington TEI, LLC — The Company values its investments in MGL and TEI at their net asset value, which approximates fair value, as provided by MGL and TEI, respectively.  MGL and TEI invest all or substantially all of their investable assets through an investment in MGLAP.  MGL and TEI value their investments in MGLAP at their pro rata interest in the net assets of that entity.  Investments held by MGLAP are limited partnerships and other pooled vehicles (collectively, the “investment funds”) and are valued at prices which approximate fair value.  The fair value of certain of the investments in the underlying investment funds, which may include private placements and other securities for which values are not readily available, are determined in good faith by the investment advisers of the respective underlying investment funds and are evaluated by the Managing Member and adjusted, if appropriate, to reflect fair value.  The estimated fair values may differ significantly from the values that would have been used had a ready market existed for these investments, and these differences could be material.  Net asset valuations are provided monthly or quarterly by these investment funds.  Distributions received by MGLAP, which are identified by the underlying investment funds as a return of capital, whether in the form of cash or securities, are applied as a reduction of the investment’s carrying value.

Derivative Contracts — The Company enters into derivative contracts (“derivatives”) for trading purposes. Derivatives include futures contracts and forward contracts. The Company records derivatives at fair value. Futures contracts which are traded on a national exchange are valued at the close price as of the valuation day, or if no sale occurred on such day, at the close price on the most recent date on which a sale occurred. Forward contracts, which are not traded on a national exchange, are valued at fair value using current market quotations provided by brokers.

Realized and unrealized changes in fair values are included in realized and unrealized gains and losses on investments and foreign currency transactions in the statements of operations. All trading activities are accounted for on a trade-date basis.

3.	FAIR VALUE MEASUREMENTS

Effective April 1, 2008, the Company has adopted the provisions of the Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value,

establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS 157 had no impact on the net assets of the Company.

The Company segregates its investments into three levels based upon the inputs used to derive the fair value. “Level 1” investments use inputs from unadjusted quoted prices from active markets. “Level 2” investments reflect inputs other than quoted prices, but use observable market data. “Level 3” investments are valued using unobservable inputs. These unobservable inputs for “Level 3” investments reflect the Company’s assumption about the assumptions market participants would use in pricing the investments.

		Fair Value Measurements

		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
	Value as of	Identical Assets	Inputs	Inputs
Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Net unrealized trading gains on open derivatives contracts	889,144	810,801	78,343	—

Investment in Man-Glenwood Lexington, LLC	6,463,937	—	—	6,463,937

Investment in Man-Glenwood Lexington TEI, LLC	1,570,945	—	—	1,570,945

Total	8,924,026	810,801	78,343	8,034,882

The following is a reconciliation of the investments in which significant unobservable inputs (Level 3) were used in determining value (see Note 2):

MAN-AHL 130, LLC

Beginning Balance as of 3/31/08	$5,701,675
Realized gain/(loss)	—
Change in unrealized appreciation/(depreciation)	80,850
Net purchase/sales	2,252,357
Net transfers in and/or out of Level 3	—
Ending Balance as of 6/30/08	$8,034,882

Statement of Financial Accounting Standards No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities was issued on March 19, 2008.  SFAS 161 expands the disclosures required by Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities about an entity’s derivative instruments and hedging activities.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the provisions of SFAS 161 and their impact on the Company’s financial statements.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Reference is made to Item 1, “Financial Statements.”  The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Operational Overview

Man-AHL 130, LLC (“Man-AHL 130”) is a speculative managed futures fund which trades pursuant to the AHL Diversified Program, directed on behalf of Man-AHL 130 by Man-AHL (USA) Limited and MIL.  The AHL Diversified Program is a futures and forward price trend-following trading system, entirely quantitative in nature, and implements trading positions on the basis of statistical analyses of past price histories.  The AHL Diversified Program is proprietary and confidential, so that substantially the only information that can be furnished regarding Man-AHL 130’s results of operations is contained in the performance record of its trading.  Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of Man-AHL 130, and its past performance is not necessarily indicative of its futures results.  Man Investments (USA) Corp., the managing member of Man-AHL 130 (the “Managing Member”) does believe, however, that there are certain market conditions, for example, markets with pronounced price trends, in which Man-AHL 130 has a greater likelihood of being profitable than in other market environments.

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

The AHL Diversified Program generally maintains highly liquid positions, and the assets held by Man-AHL 130 to support the AHL Diversified Program’s trading are cash or highly-liquid Treasury bills, deposit accounts or other cash equivalents.

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

There have been no material changes with respect to Man-AHL 130’s accounting principles, off-balance sheet arrangements or contractual obligations reported in Man-AHL 130’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Results of Operations

Man-AHL 130 was organized on April 14, 2005 under the Delaware Limited Liability Company
Act, and its Registration Statement under the Securities Act of 1933, as amended, became effective on February 1, 2007.  Man-AHL 130 commenced trading operations April 2, 2007 in respect of its Class A Units.  During its operations for the three months ending June 30, 2008, Man-AHL 130 experienced no meaningful periods of illiquidity in any of the markets traded by the AHL Diversified Program.

Due to the nature of Man-AHL 130’s business activities being trading in the futures and forward markets and investing in the Man-Glenwood Funds, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Period ended June 30, 2008

30-June-08
Ending Equity (Class A Units)	$21,855,816
Ending Equity (Class B Units)	5,503,046
Ending Equity (Total)	$27,358,862

Three months ended June 30, 2008:

Net assets attributable to Class A Units increased $1,447,184 for the three months ended June 30, 2008  This increase was attributable to subscriptions in the amount of $499,666 and a net gain from operations of $947,518.

Net assets attributable to Class B Units increased $5,503,046 for the three months ended June 30, 2008  This increase was attributable to subscriptions in the amount of $5,285,123 and a net gain from operations of $217,923.

Management Fees of $174,478, Incentive Fees of $272,111, Client Servicing Fees of $7,496 and brokerage commissions of $31,668 were paid or accrued, and interest of $85,534 was earned or accrued on Man-AHL 130’s cash and cash equivalent investments, for the three months ended June 30, 2008.

Man-AHL 130 pays administrative expenses for legal, audit, accounting and administration services, limited to 1/12 of 0.50% per month of Man-AHL 130’s month-end NAV through March 2009.  Administrative and other expenses, paid or accrued, for the three months ended June 30, 2008 were $127,698, which were offset in part by reimbursement from the Managing Member in the amount of $93,922.

During the three month period ended June 30, 2008, the agriculturals component of the AHL Diversified Program returned a profit as long positions in corn led performance.  On the downside, short positions in wheat incurred losses after the commodity rallied in June. Long positions in cocoa made gains, predominantly in June. Bond trading posted a loss as gains in European bonds were offset by losses in Japanese government bonds and US Treasuries.  Short positions in Euro-Bund, Euro-Schatz and Euro-BOBL profited.  However, losses in April affected returns after long Japanese bonds experienced a large-scale sell-off as annual inflation hit a 10-year high.  Later in the period, short positions in Japanese bonds suffered as yields fell. Trading in US Treasuries was also negative as a choppy environment led to losses in both long and short positions. Currency trading finished the quarter flat as gains from long Brazilian real and Australian dollar trades against the US dollar were offset by losses realized from short Japanese yen and British pound positions against the US dollar as well as unfavorable results from Swiss franc trading against the US dollar.  Trading within the energy sector secured the largest gains over the 2nd quarter of 2008 as all markets posted gains.  Long natural gas positions also added strong profits over the quarter as prices rose 31%, peaking at US $13.353. Long positions in other crude oil distillates such as RBOB gasoline, heating oil and gas oil also posted strong profits over the quarter.  Interest rates trading performed well, driven by short positions in Euribor and Short Sterling contracts, although towards the end of the quarter short positions in Eurodollar contracts produced losses. Metals trading posted a flat return.  Base metals contributed profits with long positions in copper and aluminum paying off well, while short positions in zinc supported well.  However, precious metals offset gains after long gold trades suffered from a drop in prices to around US $850 at the beginning of May.  Towards the end of the period, gold started to recover. Stock trading incurred a loss, with trades in the Nikkei 225 and Topix 100 indices proving to be the main detractors to performance. Short equity positions, particularly in the Japanese indices mentioned above, suffered in April and May.  However, in June, global equities plummeted. As a result long positions in a number of headline bourses, such as the Nasdaq 100, detracted from performance.

During the period ended June 30, 2008, the Man-Glenwood Funds’ commodity & macro managers posted a strongly positive return.  The top performing distressed and credit manager has consistently generated positive performance in a variety of strategies and geographies over the quarter.  Equity hedge managers generally posted a profit for the quarter, with the exception of one manager that underperformed in June.  A dedicated short seller, finished the quarter in positive territory rebounding from earlier losses.  A Japan-focused, market neutral manager has consistently generated solid performance throughout the quarter; both of their sub-trading styles (e.g., fundamental and flow-oriented) contributed. Event driven manager performance was mixed generating a slightly positive overall return at the style level.  The general tone of the market was negative and US event managers have been slow to increase gross and net exposures in this environment.  An activist manager suffered losses in consumer-oriented positions but maintains high conviction in these holdings.  Several managers suffered in June offsetting gains from the beginning of the quarter. One thematic, “friendly” activist manager made major gains in beginning of the quarter on their alternative energy and engineering & construction holdings (these positions gave up some gains in June but the manager is still up around 25% on the quarter).  Positive relative value performance for the quarter was driven largely from one convertible arbitrage manager.  Variable equity managers posted mixed, but overall positive, performance.

Three months ended June 30, 2007:

Net assets attributable to Class A Units were $16,848,425 at June 30, 2007.  This amount represents the Managing Member’s purchase of Class A Series 2 Units in an aggregate amount of $15 million and net income from operations of $1,848,425.

Management Fees of $112,832 Incentive Fees of $426,088 and brokerage commissions of $71,728 were paid or accrued, and interest of $113,383 was earned or accrued on Man-AHL 130’s cash and cash equivalent investments, for the three months ended June 30, 2007.

Administrative and other expenses, paid or accrued, for the three months ended June 30, 2007 were $140,895, which were offset in part by reimbursement from the Managing Member in the amount of $116,150.

During the three month period ended June 30, 2007, performance of the AHL Diversified Program in the agriculturals sector was relatively flat until the final few weeks of the period where it made a small loss for Man-AHL 130.  Trading performance was dominated by soybeans and soy oil.  Long positions in corn and wheat were negative for the period.  Trading in the bond sector made a positive contribution to Man-AHL 130’s performance.  An interest rate drop looked less likely in the short-term with expectations over rates and inflation pushing bond prices down.  Short trades in Euro Bund and UK Gilts also returned profitably as interest rates rose in Europe and the UK, forcing bond prices down and yields up.  The currency sector generated excellent returns over the period as a short position in the Japanese yen against the US dollar powered profits.  A long position in the Canadian dollar against the US dollar performed well as Canada has enjoyed an unexpectedly good quarter economically.  Trading in the energy sector resulted in a modest loss during the period.  Natural gas was a positive contributor following last quarter's difficult trading period.  The metals complex posted the largest negative return, albeit a relatively minor one, as nickel continued its fall from May's record high.  Long positions in the precious metals, gold and silver, generated slight losses due to the greater attraction for investors from high yielding US Treasuries and rising equity markets.  Short-term interest rate trading was profitable as gains were accrued via a three pronged attack which featured short trades in Euribor, Short Sterling and Eurodollar contracts.  Europe, the UK and US all saw expectations for future interest rate rises gain strength as the former two increased their rates by 25 bps, and the Federal Reserve shifted from a dovish to hawkish viewpoint over the quarter amid encouraging economic data releases.  Finally, trading within the stock sector proved beneficial as indices endured a rather volatile period but ended up over the three months.  Long positions in the DAX 30 and S&P 500 indices were strong contributors to, while the Japanese Topix and Nikkei 225 composites slightly detracted from, performance.

During the three month period ended June 30, 2007, the commodity and trading style pursued by the Man-Glenwood Funds posted a strong return over due to significant currency moves in the US dollar, euro and British pound.  Strengthening in some metals provided solid opportunities for global macro, trend following and discretionary trading managers, while short US and European bond trades proved profitable.  The equity hedge style generated a positive return.  In the U.S., specific trades in technology, telecom, financial services and steel sectors performed well.  In Europe, a positive deal environment generated strong returns in both long and short books across the financials and technology areas.  Emerging market names, particularly in the internet, telecom, advertising, and software sectors were also positive contributors.  The event driven style generated strong performance early and mid-quarter.  In April and May, M&A activity surged in both the US and Europe providing an abundance of opportunities.  Relative value style performance was primarily driven by capital structure arbitrage, credit arbitrage, and multi-strategy managers early in the second quarter.  While towards quarter end, deteriorating conditions within the sub-prime mortgage market allowed several managers to profit, as they positioned their portfolios in anticipation of such an event.  In the U.S., positions in steel manufacturers, engineering companies, homebuilders, cyclicals, transportation, consumer retail, materials, financials and targets of acquisitions by private equity groups were significant performance drivers for US variable equity managers.  Elsewhere, European, Japanese and Asian ex-Japan managers also contributed to performance. Finally, the distressed and credit style posted a gain over the quarter.  Credit markets performed well early in the quarter, buoyed by strong performing equity markets, corporate M&A activity and robust first quarter earnings growth and company fundamentals.  From mid-quarter through quarter-end, and despite high yield credit spreads widening, managers benefited from security-specific positions that traded higher as a result of certain catalysts that were realized.

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

ITEM 4T.                      Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in Man-AHL 130’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 1A. Risk Factors

Not required.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           There were no sales of unregistered securities during the period covered by this Report.

(b)           Information required by Regulation S-K 701(f):

(1) The use of proceeds information is being disclosed for Registration Statement No. 333-126172 declared effective on August 11, 2008.

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

(iii) Man-AHL 130 has registered Class A Units of Limited Liability Company Interest and Class B Units of Limited Liability Company Interest.

(iv) Man-AHL 130 has registered 500,000 Class A Units and 500,000 Class B Units to be sold initially at $100 per Unit and, thereafter, at the month-end net asset value per outstanding Unit as of each month-end.  The aggregate initial offering price of each Class of Units registered is $50,000,000.  As of June 30, 2008, Man-AHL 130 completed the sale of 157,166.798 Class A Units and the aggregate offering price of the amount of Class A Units sold was $15,899,666 and 39,840.652 Class B Units and the aggregate offering price of the amount of Class B Units sold was $5,285,123.

(v) As of June 30, 2008, no expenses were incurred for the account of Man-AHL 130.

(vi) Net offering proceeds to Man-AHL 130 as of June 30, 2008 were $21,184,789.

(vii) As of June 30, 2008, the amount of net offering proceeds to Man-AHL 130 for commodity futures and forward trading and investment in the Man-Glenwood Funds totaled $21,184,789.

(viii) Not applicable.

(c)           Pursuant to Man-AHL 130’s Limited Liability Company Agreement, Unitholders may redeem their Units at the end of each calendar quarter at the then current quarter-end Net Asset Value per Unit.  If quarter-end redemptions are requested for more than 15% of Man-AHL 130’s total then-outstanding Units, each redemption request will be reduced pro rata so that only 15% of Man-AHL 130’s total then-outstanding Units are redeemed.  In order to pay redemption proceeds, it may be necessary for Man-AHL 130 to tender for repurchase a portion of its investment in the Man-Glenwood Funds.  Each Man-Glenwood Fund generally withholds 5% of the proceeds of a total repurchase from such Man-Glenwood Fund until the completion of the Man-Glenwood Fund’s annual audit.  The amount withheld from a total repurchase by Man-AHL 130 from the Man-Glenwood Funds will be approximately 1.5% of a Unitholder’s total investment.  Rather than withhold redemption proceeds from Unitholders redeeming Units, however, the Managing Member intends to pay the full redemption amount due to redeeming Unitholders and the amount subsequently paid to Man-AHL 130 by the Man-Glenwood Funds from the amount withheld will be a general asset of Man-AHL 130.  Other than any affect of the foregoing, the redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.  There were no redemptions of Units at June 30, 2008.

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

The following exhibit is incorporated by reference from the exhibit of the same number and description filed with Post-Effective Amendment No. 2 to Man-AHL 130’s Registration Statement (File No. 333-126172) filed July  on Form S-1 under the Securities Act of 1933.

10.06	Form of Trading Advisory Agreement between the Registrant and Man Investments Limited.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2008.

Man-AHL 130, LLC (Registrant)

By: Man Investments (USA) Corp. Managing Member

By: /s/ Uwe Eberle

President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Rhowena Blank

(Principal Financial and Chief Accounting Officer and Vice President and Head of Accounting and Operations)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

 E-1