Form 10-Q
period 2008-09-30
MAN-AHL 130, LLC
filed 2008-11-13
CIK 1326101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    __________  to __________

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Man-AHL 130, LLC

STATEMENTS OF FINANCIAL CONDITION (a)
STATEMENTS OF OPERATIONS (b)
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (c)
STATEMENTS OF CASH FLOWS (b)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(a)	At September 30, 2008 (unaudited) and March 31, 2008
(b)	For the three months ended September 30, 2008 and 2007 (unaudited) and for the six months ended September 30, 2008 and 2007 (unaudited)
(c)	For the six months ended September 30, 2008 and 2007 (unaudited)

MAN-AHL 130, LLC

STATEMENTS OF FINANCIAL CONDITION
	September 30, 2008
	(unaudited)	March 31, 2008

ASSETS:

Equity in commodity futures and forwards
trading accounts:
Net unrealized trading gains on open derivatives contracts	$713,378	$759,797
Due from broker	1,927,339	944,647

Investment in Man-Glenwood Lexington, LLC,
at fair value (cost $6,346,840 and $5,839,245, respectively)	5,563,762	5,701,675
Investment in Man-Glenwood Lexington TEI, LLC,
at fair value (cost $2,595,500 and $0, respectively)	2,322,051	—
Cash and cash equivalents	19,541,751	13,883,114
Advance subscription to Man-Glenwood Lexington, LLC	—	238,357
Advance subscription to Man-Glenwood Lexington TEI, LLC	499,000	—
Redemption receivable from Man-Glenwood Lexington, LLC	291,000	160,000
Expense reimbursement receivable	92,646	114,090
Interest receivable	2,147	5,773

TOTAL	$30,953,074	$21,807,453

LIABILITIES & MEMBERS' EQUITY:

Subscriptions received in advance	$1,820,500	$290,416
Redemption payable	125,000	—
Management fees payable	103,178	136,793
Client servicing fees payable	12,308	1,044
Incentive fees payable	—	598,100
Brokerage commission payable	2,003	98,588
Accrued professional fees payable	193,182	173,409
Accrued administrative fees payable	62,500	98,871
Other liabilities	1,600	1,600

Total liabilities	2,320,271	1,398,821

MEMBERS' EQUITY:

Class A Series 1 Members
(5,977.072 and 2,647.132 units outstanding, respectively)	706,372	348,997

Class A Series 2 Member
(157,118.321 and 150,751.032 units outstanding, respectively)	18,858,245	20,059,635

Class B Series 1 Members
(35,057.408 and 0 units outstanding, respectively)	4,155,005	—

Class B Series 2 Members
(40,815.824 and 0 units outstanding, respectively)	4,913,181	—

Total Members' equity	28,632,803	20,408,632

TOTAL	$30,953,074	$21,807,453

NET ASSET VALUE PER UNIT OUTSTANDING - CLASS A SERIES 1 MEMBERS	$118.18	$131.84

NET ASSET VALUE PER UNIT OUTSTANDING - CLASS A SERIES 2 MEMBERS	$120.03	$133.07

NET ASSET VALUE PER UNIT OUTSTANDING - CLASS B SERIES 1 MEMBERS	$118.52	$—

NET ASSET VALUE PER UNIT OUTSTANDING - CLASS B SERIES 2 MEMBERS	$120.37	$—

See notes to financial statements.

MAN-AHL 130, LLC

STATEMENTS OF OPERATIONS (UNAUDITED)
	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

INVESTMENT INCOME:
Interest income	$92,056	$105,891	$177,590	$219,274

EXPENSES:
Management fees	196,302	112,444	370,780	225,276
Incentive fees	—	—	272,111	426,088
Client servicing fees	12,330	406	19,826	406
Brokerage commissions	34,999	69,471	66,667	141,199
Professional fees	87,250	90,417	174,500	189,167
Administrative fees	37,500	37,500	75,000	75,000
Other	2,909	5,025	5,855	9,670

TOTAL EXPENSES	371,290	315,263	984,739	1,066,806

Less reimbursed expenses	(92,646)	(110,620)	(186,568)	(226,770)

Net expenses	278,644	204,643	798,171	840,036

NET INVESTMENT LOSS	(186,588)	(98,752)	(620,581)	(620,762)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS AND FOREIGN CURRENCY:

Net realized trading gains (losses) on closed derivatives contracts and foreign currency transactions	(2,713,236)	(5,183)	(1,323,999)	1,336,665
Net change in unrealized trading gains (losses) on open derivatives contracts and translation of assets and liabilities denominated in foreign currencies	(175,766)	142,748	(46,419)	1,069,824
Net realized losses on investment in Man-Glenwood Lexington, LLC	(33,762)	(653)	(33,762)	(653)
Net change in unrealized depreciation on investment in Man-Glenwood Lexington, LLC	(720,413)	(107,722)	(645,508)	(6,211)
Net change in unrealized depreciation on investment in Man-Glenwood Lexington TEI, LLC	(279,394)	—	(273,449)	—

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS AND FOREIGN CURRENCY	(3,922,571)	29,190	(2,323,137)	2,399,625

Net income (loss)	$(4,109,159)	$(69,562)	$(2,943,718)	$1,778,863

Net income (loss) per unit outstanding - Class A Series 1	$(18.59)	$1.70	$(17.57)	$3.38

Net income (loss) per unit outstanding - Class A Series 2	$(19.01)	$(0.48)	$(13.20)	$11.85

Net income (loss) per unit outstanding - Class B Series 1	$(16.47)	$—	$(17.48)	$—

Net income (loss) per unit outstanding - Class B Series 2	$(17.07)	$—	$(16.14)	$—

See notes to financial statements.

MAN-AHL 130, LLC

STATEMENTS OF CHANGES IN MEMBERS' EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008

	CLASS A SERIES 1		CLASS A SERIES 2		CLASS B SERIES 1*		CLASS B SERIES 2*		TOTAL

	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Member's equity at April 1, 2008	$348,997	2,647.132	$20,059,635	150,751.032	$—	—	$—	—	$20,408,632	153,398.164

Subscriptions	436,900	3,329.940	835,416	6,367.289	4,516,230	35,057.408	5,504,343	41,854.254	11,292,889	86,608.891

Redemptions	—	—	—	—	—	—	(125,000)	(1,038.430)	(125,000)	(1,038.430)

Net loss	(79,525)	—	(2,036,806)	—	(361,225)	—	(466,162)	—	(2,943,718)	—

Members' equity at September 30, 2008	$706,372	5,977.072	$18,858,245	157,118.321	$4,155,005	35,057.408	$4,913,181	40,815.824	$28,632,803	238,968.625

NET ASSET VALUE PER UNIT OUTSTANDING AT SEPTEMBER 30, 2008	$118.18		$120.03		$118.52		$120.37

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007

	CLASS A SERIES 1		CLASS A SERIES 2		CLASS B SERIES 1		CLASS B SERIES 2		TOTAL

	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Member's equity at April 1, 2007	$—	—	$10,000	—	$—	—	$—	—	$10,000	—

Subscriptions	175,000	1,587.857	14,990,000	150,000.000	—	—	—	—	15,165,000	151,587.857

Redemptions	—	—	—	—	—	—	—	—	—	—

Net income	2,043	—	1,776,820	—	—	—	—	—	1,778,863	—

Member's equity at September 30, 2007	$177,043	1,587.857	$16,776,820	150,000.000	$—	—	$—	—	$16,953,863	151,587.857

NET ASSET VALUE PER UNIT OUTSTANDING AT SEPTEMBER 30, 2007	$111.50		$111.85		$—		$—

* Class B Series 1 and Class B Series 2 commenced trading on April 1, 2008.
See notes to financial statements.

NOTE for this statement: Dashes appear to not be in statement but are as they should be to fit properly when embedded in word document.

MAN-AHL 130, LLC

STATEMENTS OF CASH FLOWS (UNAUDITED)
	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,109,159)	$(69,562)	$(2,943,718)	$1,778,863

Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Net change in unrealized trading gains (losses) on open
derivative contracts and translation of assets and liabilities
denominated in foreign currencies	175,766	(142,748)	46,419	(1,069,824)
Purchase of investment in Man-Glenwood Lexington, LLC	—	(392,095)	(594,000)	(5,754,501)
Sale of investment in Man-Glenwood Lexington, LLC	—	—	160,000	—
Purchase of investment in Man-Glenwood Lexington TEI, LLC	(1,284,500)	—	(3,094,500)	—
Net realized losses on investment in Man-Glenwood Lexington, LLC	33,762	653	33,762	653
Net change in unrealized depreciation on investment in
Man-Glenwood Lexington, LLC	720,413	107,722	645,508	6,211
Net change in unrealized depreciation on investment in
Man-Glenwood Lexington TEI, LLC	279,394	—	273,449	—
Changes in:
Due from broker	1,896,353	8,646	(982,692)	(3,786,454)
Expense reimbursement receivable	1,276	5,530	21,444	(110,620)
Interest receivable	1,644	1,474	3,626	(10,346)
Management fees payable	7,925	(388)	(33,615)	112,444
Incentive fees payable	(119,228)	(426,088)	(598,100)	—
Brokerage commissions payable	(96,568)	30,601	(96,585)	64,904
Accrued professional fees payable	22,952	60,963	19,773	159,713
Accrued administrative fees payable	(12,500)	37,500	(36,371)	75,000
Client servicing fees payable	4,834	406	11,264	406
Other liabilities	(400)	1,600	—	1,600

Net cash used in operating activities	(2,478,036)	(775,786)	(7,164,336)	(8,531,951)

FINANCING ACTIVITIES:
Capital subscriptions	5,585,100	125,000	12,822,973	15,165,000

Net cash provided by financing activities	5,585,100	125,000	12,822,973	15,165,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,107,064	(650,786)	5,658,637	6,633,049

CASH AND CASH EQUIVALENTS - Beginning of period	16,434,687	7,293,835	13,883,114	10,000

CASH AND CASH EQUIVALENTS - End of period	$19,541,751	$6,643,049	$19,541,751	$6,643,049

CASH INTEREST PAID DURING THE PERIOD	$-	$1,780	$-	$4,425

See notes to financial statements.

MAN-AHL 130, LLC
(A Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL 130, LLC’s (the “Company”) financial condition at September 30, 2008 and the results of its operations for the three months ended September 30, 2008 and 2007 and six months ended September 30, 2008 and 2007.  These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2008.  The March 31, 2008 information has been derived from the audited financial statements as of March 31, 2008.

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

Man Investments Inc. (“MII”) acts as the Company’s selling agent and receives an investor servicing fee of 0.50% of net assets per annum for the provision of investor services to MGL and TEI, calculated monthly and paid quarterly.  MII is an affiliate of Man Investments USA and Man AHL (USA) Limited, which all are subsidiaries of Man Group plc.  MII is a registered broker-dealer and a member of the Financial Industry Regulatory Authority (“FINRA”).

Class A Series 1 and Class B Series 1 units are subject to a 1.25% per annum client servicing fee payable to MII, calculated monthly and paid quarterly in arrears, on the month-end net asset value of Class A Series 1 and Class B Series 1 units, respectively, subject to a maximum aggregate commission receipt to MII of 10% of the subscription price of all units.  Class A Series 2 and Class B Series 2 are not charged a client servicing fee.

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

		Fair Value Measurements

		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
	Value as of	Identical Assets	Inputs	Inputs
Description	September 30, 2008	(Level 1)	(Level 2)	(Level 3)

Net unrealized trading gains (losses) on open derivative contracts	$713,378	$782,744	$(69,366)	$—

Investment in Man-Glenwood Lexington, LLC	5,563,762	—	—	5,563,762

Investment in Man-Glenwood Lexington TEI, LLC	2,322,051	—	—	2,322,051

Total	$8,599,191	$782,744	$(69,366)	$7,885,813

The following is a reconciliation of the investments in which significant unobservable inputs (Level 3) were used in determining value (see Note 2):

MAN-AHL 130, LLC

Beginning Balance as of 3/31/08	$5,701,675	Beginning Balance as of 6/30/08	$8,034,882
Realized loss	(33,762)		(33,762)
Change in unrealized depreciation	(918,957)		(999,807)
Net purchase/sales	3,136,857		884,500
Net transfers in and/or out of Level 3	—		—
Ending Balance as of 9/30/08	$7,885,813	Ending Balance as of 9/30/08	$7,885,813

4.	RECENT ACCOUNTING PRONOUNCEMENTS

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

Operational Overview

Man-AHL 130, LLC (“Man-AHL 130”) is a speculative managed futures fund which trades pursuant to the AHL Diversified Program, directed on behalf of Man-AHL 130 by Man-AHL (USA) Limited and Man Investments Ltd.  The AHL Diversified Program is a futures and forward price trend-following trading system, entirely quantitative in nature, and implements trading positions on the basis of statistical analyses of past price histories.  The AHL Diversified Program is proprietary and confidential, so that substantially the only information that can be furnished regarding Man-AHL 130’s results of operations is contained in the performance record of its trading.  Past performance is not necessarily indicative of its futures results.  Man Investments (USA) Corp., the managing member of Man-AHL 130 (the “Managing Member”) does believe, however, that there are certain market conditions, for example, markets with pronounced price trends, in which Man-AHL 130 has a greater likelihood of being profitable than in other market environments.

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

Results of Operations

Man-AHL 130 was organized on April 14, 2005 under the Delaware Limited Liability Company Act, and its Registration Statement under the Securities Act of 1933, as amended, became effective on February 1, 2007.  Man-AHL 130 commenced trading operations April 2, 2007 in respect of its Class A Units.  During its operations for the three months and six months ending September 30, 2008, Man-AHL 130 experienced no meaningful periods of illiquidity in any of the markets traded by the AHL Diversified Program.

Due to the nature of Man-AHL 130’s business activities being trading in the futures and forward markets and investing in the Man-Glenwood Funds, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Periods ended September 30, 2008:

	30-September-08	30-June-08
Ending Equity (Class A Units)	$19,564,617	21,855,816
Ending Equity (Class B Units)	9,068,186	5,503,046
Ending Equity (Total)	$28,632,803	27,358,862

Three months ended September 30, 2008:

Net assets attributable to Class A Units decreased $2,291,199 for the three months ended September 30, 2008.  This decrease was attributable to subscriptions in the amount of $772,650 and a net loss from operations of $3,063,849.

Net assets attributable to Class B Units increased $3,565,140 for the three months ended September 30, 2008  This increase was attributable to subscriptions in the amount of $4,735,450, redemptions in the amount of $125,000 and a net loss from operations of $1,045,310.

Management Fees of $196,302, Client Servicing Fees (Series 1 Units only) of $12,330 and brokerage commissions of $34,999 were paid or accrued, and interest of $92,056 was earned or accrued on Man-AHL 130’s cash and cash equivalent investments, for the three months ended September 30, 2008.

Man-AHL 130 pays administrative expenses for legal, audit, accounting and administration services, limited to 1/12 of 0.50% per month of Man-AHL 130’s month-end NAV through March 2009.  Administrative and other expenses, paid or accrued, for the three months ended September 30, 2008 were $127,659, which were offset in part by reimbursement from the Managing Member in the amount of $92,646.

Six months ended September 30, 2008:

Net assets attributable to Class A Units decreased $844,015 for the six months ended September 30, 2008  This decrease was attributable to subscriptions in the amount of $1,272,316 and a net loss from operations of $2,116,331.

Net assets attributable to Class B Units increased $9,068,186 for the six months ended September 30, 2008.  This increase was attributable to subscriptions in the amount of $10,020,573, redemptions in the amount of $125,000 and a net loss from operations of $827,387.

Management Fees of $370,780, Incentive Fees of $272,111, Client Servicing Fees (Series 1 Units only) of $19,826 and brokerage commissions of $66,667 were paid or accrued, and interest of $177,590 was earned or accrued on Man-AHL 130’s cash and cash equivalent investments, for the six months ended September 30, 2008.

Man-AHL 130 pays administrative expenses for legal, audit, accounting and administration services, limited to 1/12 of 0.50% per month of Man-AHL 130’s month-end NAV through March 2009.  Administrative and other expenses, paid or accrued, for the six months ended September 30, 2008 were $255,355, which were offset in part by reimbursement from the Managing Member in the amount of $186,568.

Three months ended September 30, 2008:

During the three month period ended September 30, 2008, trading by the AHL Diversified Program in the agricultural sector produced a small loss.  However, short positions in cotton and wheat profited over the quarter.  Gains, however, were more than offset by long positions in corn and soybeans after both suffered severe price declines after reaching record highs.  The grain market also came under increasing pressure as the US dollar rebounded over the period.  Bond trading posted a loss over the third quarter.  Euro Bond and UK Gilt positions posted the majority of their losses in July as short positions struggled.  European Bond prices ticked upwards as economic data continued to indicate that the European economy as a whole was under pressure.  Positions in Japanese bonds posted a solid gain in August, but in September this gain was reversed and additional losses occurred.  On the positive side, long Australian bonds achieved strong profits in August.  The currency component incurred a loss over the reporting period.  Long positions in the euro against the US dollar detracted from performance as the US dollar increased against the euro after relatively strong US economic data releases gave support to the US currency, while the euro depreciated.  Long positions in the Australian dollar against the US dollar were also among the main detractors as the Australian currency tumbled against the US currency.  Short positions in the Japanese yen against the US dollar also proved detrimental to overall performance.  Long positions in the euro against the Swiss franc and the British pound posted further losses as the European single currency weakened significantly.  Further positive contributions came from short positions in the Swiss franc against the US dollar as the US currency strengthened over the course of the reporting period.  Trading within the energy sector posted a sharp decline in the 3rd quarter of 2008 as all markets posted losses.  Natural gas prices fell by almost 50% over the period.  Reports from the US Energy Department highlighted an increase in inventories as the economic picture continued to deteriorate, reducing demand.  Interest rate positions posted a loss over the quarter.

Trading in Euribor contracts was the main source of negative returns as prices remained volatile and without a clear trend for the majority of the quarter.  On the positive side, long positions in Australian T-Bills posted solid gains in August and September.  Metal trading posted a loss over the period.  Although initially profiting, gains reversed into losses after prices tumbled over the majority of July.  Long copper positions generated further losses in August as recessionary fears deepened.  On the positive side, short nickel trades performed well.  Short positions in numerous stock indices provided strong profits over the period after global equities fell sharply as the credit crisis continued to deepen and spill over into the wider economy.  Returns were mainly accrued from Asia-Pacific indices such as the Nikkei 225, TOPIX and Hang Seng after they experienced some of the greatest falls over the quarter.  Short positions in the S&P 500 index also harvested profits over the period.

During the period ended September 30, 2008, the Man-Glenwood Funds’ commodity & macro managers posted losses.  The sell-off in commodities that began in July continued throughout the quarter.  Market volatility reached historic highs at quarter-end as technical pressures and unprecedented government interventions seemed to only aggravate already poor market conditions.  Strong reversals (in terms of speed and magnitude) in equities, currencies, fixed income and commodities throughout September had a significant negative effect on most managers’ performance.  The majority of positive returns were generated from relative value trades early in the quarter with their defensive posture helping to preserve capital as the markets deteriorated.  However, the government ban on short selling prevented the short common equity from hedging losses from the long trust preferreds.  Equity hedge managers also had a difficult quarter, posting negative returns across the board with the exception of our dedicated short sellers.  Event driven and activist managers have had a difficult year so far and the third quarter was no exception.  Overall, the relative value allocation underperformed.  Convertible arbitrage managers suffered the most due to continued credit concerns and very limited liquidity.  On a positive note, one multi-strategy manager benefited from the relative performance of specific stock positions in their relative value, special situations and merger arbitrage trades and posted strong positive performance for the quarter.  Performance for variable equity managers was largely negative for the quarter (most losses came in September).

Three months ended June 30, 2008:

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

Periods ended September 30, 2007

	30-Sep-07	30-Jun -07
Ending Equity	$16,953,863	$16,848,425

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

ITEM 4T.                      Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in Man-AHL 130’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(2) The offering of Man-AHL 130’s Units of Limited Liability Company Interest commenced on or about March 31, 2007 and Units are offered as of the beginning of each calendar month on a continuous basis.

(3) Not applicable.

(4) (i) The offering of the Units has not terminated.

(ii) Man Investments Inc. acts as the lead selling agent for Man-AHL 130.

(iii) Man-AHL 130 has registered Class A Units of Limited Liability Company Interest and Class B Units of Limited Liability Company Interest.

(iv) Man-AHL 130 has registered 500,000 Class A Units and 500,000 Class B Units to be sold initially at $100 per Unit and, thereafter, at the month-end net asset value per outstanding Unit as of each month-end.  The aggregate initial offering price of each Class of Units registered is $50,000,000.  As of September 30, 2008, Man-AHL 130 completed the sale of 163,094.37 Class A Units and the aggregate offering price of the amount of Class A Units sold was $16,672,316 and 76,911.38 Class B Units and the aggregate offering price of the amount of Class B Units sold was $10,020,573.

(v) As of September 30, 2008, no expenses were incurred for the account of Man-AHL 130.

(vi) Net offering proceeds to Man-AHL 130 as of September 30, 2008 were $26,692,889.

(vii) As of September 30, 2008, the amount of net offering proceeds to Man-AHL 130 for commodity futures and forward trading and investment in the Man-Glenwood Funds totaled $26,692,889.

(viii) Not applicable.

(c)           Pursuant to Man-AHL 130’s Limited Liability Company Agreement, Unitholders may redeem their Units at the end of each calendar quarter at the then current quarter-end Net Asset Value per Unit.  If quarter-end redemptions are requested for more than 15% of Man-AHL 130’s total then-outstanding Units, each redemption request will be reduced pro rata so that only 15% of Man-AHL 130’s total then-outstanding Units are redeemed.  In order to pay redemption proceeds, it may be necessary for Man-AHL 130 to tender for repurchase a portion of its investment in the Man-Glenwood Funds.  Each Man-Glenwood Fund generally withholds 5% of the proceeds of a total repurchase from such Man-Glenwood

Fund until the completion of the Man-Glenwood Fund’s annual audit.  The amount withheld from a total repurchase by Man-AHL 130 from the Man-Glenwood Funds will be approximately 1.5% of a Unitholder’s total investment.  Rather than withhold redemption proceeds from Unitholders redeeming Units, however, the Managing Member intends to pay the full redemption amount due to redeeming Unitholders and the amount subsequently paid to Man-AHL 130 by the Man-Glenwood Funds from the amount withheld will be a general asset of Man-AHL 130.  Other than any affect of the foregoing, the redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.  The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended September 30, 2008:

	Class A Units	Class B Units

Date of Redemption:	Amount Redeemed:	Amount Redeemed:

July 31, 2008	--	--

August 31, 2008	--	--

September 30, 2008	--	$125,000

TOTAL	--	$125,000
.

Item 3.                      Defaults upon Senior Securities.

Not applicable.

Item 4.                      Submissions of Matters to a Vote of Security Holders.

None.

Item 5.                      Other Information.

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2008.

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