Form 10-Q
period 2008-12-31
MAN-AHL 130, LLC
filed 2009-02-13
CIK 1326101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Man-AHL 130, LLC

STATEMENTS OF FINANCIAL CONDITION (a)
STATEMENTS OF OPERATIONS (b)
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (c)
STATEMENTS OF CASH FLOWS (b)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(a)	At December 31, 2008 (unaudited) and March 31, 2008
(b)	For the three months ended December 31, 2008 and 2007 (unaudited) and for the nine months ended December 31, 2008 and 2007 (unaudited)
(c)	For the nine months ended December 31, 2008 and 2007 (unaudited)

MAN-AHL 130, LLC

STATEMENTS OF FINANCIAL CONDITION
	December 31, 2008
	(unaudited)	March 31, 2008

ASSETS:

Equity in commodity futures and forwards
trading accounts:
Net unrealized trading gains on open derivatives contracts	$1,858,303	$759,797
Due from broker	6,313,146	944,647

Investment in Man-Glenwood Lexington, LLC,
at fair value (cost $6,355,330 and $5,839,245, respectively)	5,404,154	5,701,675
Investment in Man-Glenwood Lexington TEI, LLC,
at fair value (cost $4,345,500 and $0, respectively)	3,942,586	—
Cash and cash equivalents	19,647,174	13,883,114
Advance subscription to Man-Glenwood Lexington, LLC	369,000	238,357
Advance subscription to Man-Glenwood Lexington TEI, LLC	383,000	—
Redemption receivable from Man-Glenwood Lexington, LLC	1,180,000	160,000
Expense reimbursement receivable	83,613	114,090
Interest receivable	2,846	5,773

TOTAL	$39,183,822	$21,807,453

LIABILITIES & MEMBERS' EQUITY:

Subscriptions received in advance	$490,000	$290,416
Redemption payable	4,859,769	—
Management fees payable	131,377	136,793
Client servicing fees payable	21,027	1,044
Incentive fees payable	344,339	598,100
Brokerage commission payable	—	98,588
Accrued professional fees payable	210,361	173,409
Accrued administrative fees payable	62,500	98,871
Other liabilities	2,405	1,600

Total liabilities	6,121,778	1,398,821

MEMBERS' EQUITY:

Class A Series 1 Members
(6,156.853 and 2,647.132 units outstanding, respectively)	870,842	348,997

Class A Series 2 Members
(126,816.472 and 150,751.032 units outstanding, respectively)	18,274,372	20,059,635

Class B Series 1 Members
(43,739.769 and 0 units outstanding, respectively)	6,204,534	—

Class B Series 2 Members
(53,365.064 and 0 units outstanding, respectively)	7,712,296	—

Total Members' equity	33,062,044	20,408,632

TOTAL	$39,183,822	$21,807,453

NET ASSET VALUE PER UNIT OUTSTANDING - CLASS A SERIES 1 MEMBERS	$141.44	$131.84

NET ASSET VALUE PER UNIT OUTSTANDING - CLASS A SERIES 2 MEMBERS	$144.10	$133.07

NET ASSET VALUE PER UNIT OUTSTANDING - CLASS B SERIES 1 MEMBERS	$141.85	$—

NET ASSET VALUE PER UNIT OUTSTANDING - CLASS B SERIES 2 MEMBERS	$144.52	$—

See notes to financial statements.

MAN-AHL 130, LLC

STATEMENTS OF OPERATIONS (UNAUDITED)
	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007

INVESTMENT INCOME:
Interest income	$74,868	$100,260	$252,458	$319,534

EXPENSES:
Management fees	252,692	122,953	623,472	348,229
Incentive fees	884,066	224,872	1,156,176	650,960
Client servicing fees	21,051	616	40,877	1,022
Brokerage commissions	15,249	61,745	81,916	202,944
Professional fees	87,250	90,417	261,750	279,584
Administrative fees	37,500	37,500	112,500	112,500
Other	3,821	8,612	9,676	18,282

TOTAL EXPENSES	1,301,629	546,715	2,286,367	1,613,521

Less reimbursed expenses	(83,613)	(106,955)	(270,181)	(333,725)

Net expenses	1,218,016	439,760	2,016,186	1,279,796

NET INVESTMENT LOSS	(1,143,148)	(339,500)	(1,763,728)	(960,262)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS AND FOREIGN CURRENCY:

Net realized trading gains on closed derivatives contracts and foreign currency transactions	6,531,805	1,575,385	5,207,805	2,912,050
Net change in unrealized trading gains (losses) on open derivatives contracts and translation of assets and liabilities denominated in foreign currencies	1,144,925	(353,682)	1,098,506	716,142
Net realized losses on investment in Man-Glenwood Lexington, LLC	(70,510)	—	(104,272)	(653)
Net change in unrealized appreciation (depreciation) on investment in Man-Glenwood Lexington, LLC	(168,098)	153,949	(813,606)	147,738
Net change in unrealized depreciation on investment in Man-Glenwood Lexington TEI, LLC	(129,465)	—	(402,914)	—

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS AND FOREIGN CURRENCY	7,308,657	1,375,652	4,985,519	3,775,277

Net income	$6,165,509	$1,036,152	$3,221,791	$2,815,015

Net income per unit outstanding - Class A Series 1	$23.26	$5.91	$13.41	$12.50

Net income per unit outstanding - Class A Series 2	$24.05	$6.84	$11.58	$18.69

Net income per unit outstanding - Class B Series 1	$23.06	$—	$22.33	$—

Net income per unit outstanding - Class B Series 2	$23.63	$—	$19.85	$—

See notes to financial statements.

MAN-AHL 130, LLC

STATEMENTS OF CHANGES IN MEMBERS' EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2008

	CLASS A SERIES 1		CLASS A SERIES 2		CLASS B SERIES 1*		CLASS B SERIES 2*		TOTAL

	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members' equity at April 1, 2008	$348,997	2,647.132	$20,059,635	150,751.032	$—	—	$—	—	$20,408,632	153,398.164

Subscriptions	485,400	3,740.331	1,205,416	9,375.410	5,577,230	43,739.769	7,148,343	54,591.372	14,416,389	111,446.882

Redemptions	(32,617)	(230.610)	(4,800,000)	(33,309.970)	—	—	(152,151)	(1,226.308)	(4,984,768)	(34,766.888)

Net income	69,062	—	1,809,321	—	627,304	—	716,104	—	3,221,791	—

Members' equity at December 31, 2008	$870,842	6,156.853	$18,274,372	126,816.472	$6,204,534	43,739.769	$7,712,296	53,365.064	$33,062,044	230,078.158

NET ASSET VALUE PER UNIT OUTSTANDING AT DECEMBER 31, 2008	$141.44		$144.10		$141.85		$144.52

FOR THE NINE MONTHS ENDED DECEMBER 31, 2007

	CLASS A SERIES 1		CLASS A SERIES 2		CLASS B SERIES 1		CLASS B SERIES 2		TOTAL

	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Member's equity at April 1, 2007	$—	—	$10,000	—	$—	—	$—	—	$10,000	—

Subscriptions	200,000	1,799.387	14,990,000	150,000.000	—	—	—	—	15,190,000	151,799.387

Redemptions	—	—	—	—	—	—	—	—	—	—

Net income	12,255	—	2,802,760	—	—	—	—	—	2,815,015	—

Members' equity at December 31, 2007	$212,255	1,799.387	$17,802,760	150,000.000	$—	—	$—	—	$18,015,015	151,799.387

NET ASSET VALUE PER UNIT OUTSTANDING AT DECEMBER 31, 2007	$117.96		$118.69		$—		$—

* Class B Series 1 and Class B Series 2 commenced trading on April 1, 2008.
See notes to financial statements.

MAN-AHL 130, LLC

STATEMENTS OF CASH FLOWS (UNAUDITED)
	For the nine	For the nine
	months ended	months ended
	December 31, 2008	December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,221,791	$2,815,015

Adjustments to reconcile net income to
net cash used in operating activities:
Net change in unrealized trading (gains) losses on open
derivative contracts and translation of assets and liabilities
denominated in foreign currencies	(1,098,506)	(716,142)
Purchase of investment in Man-Glenwood Lexington, LLC	(2,222,000)	(6,426,436)
Sale of investment in Man-Glenwood Lexington, LLC	451,000	522,678
Purchase of investment in Man-Glenwood Lexington TEI, LLC	(4,728,500)	—
Net realized losses on investment in Man-Glenwood
Lexington, LLC	104,272	653
Net change in unrealized (appreciation) depreciation
on investment in Man-Glenwood Lexington, LLC	813,606	(147,738)
Net change in unrealized depreciation on investment in
Man-Glenwood Lexington TEI, LLC	402,914	—
Changes in:
Due from broker	(5,368,499)	(5,362,605)
Expense reimbursement receivable	30,477	(106,955)
Interest receivable	2,927	(10,552)
Management fees payable	(5,416)	122,953
Incentive fees payable	(253,761)	224,872
Brokerage commissions payable	(98,588)	99,801
Accrued professional fees payable	36,952	209,420
Accrued administrative fees payable	(36,371)	112,500
Client servicing fees payable	19,983	616
Other liabilities	805	101,600

Net cash used in operating activities	(8,726,914)	(8,560,320)

FINANCING ACTIVITIES:
Capital subscriptions	14,615,973	15,290,000
Captial redemptions	(124,999)	—

Net cash provided by financing activities	14,490,974	15,290,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,764,060	6,729,680

CASH AND CASH EQUIVALENTS - Beginning of period	13,883,114	10,000

CASH AND CASH EQUIVALENTS - End of period	$19,647,174	$6,739,680

See notes to financial statements.

MAN-AHL 130, LLC
(A Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL 130, LLC’s (the “Company”) financial condition at December 31, 2008 and the results of its operations for the three months ended December 31, 2008 and 2007 and nine months ended December 31, 2008 and 2007.  These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2008.  The March 31, 2008 information has been derived from the audited financial statements as of March 31, 2008.

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

		Fair Value Measurements

		Quoted Prices in	Significant Other	Significant Other
	Value as of	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Net unrealized trading gains on open derivative contracts	$1,858,303	$1,826,004	$32,299	$—

Investment in Man-Glenwood Lexington, LLC	5,404,154	—	—	5,404,154

Investment in Man-Glenwood Lexington TEI, LLC	3,942,586	—	—	3,942,586

Investment in Money Market	18,809,256		18,809,256	—

Total	$30,014,299	$1,826,004	$18,841,555	$9,346,740

The following is a reconciliation of the investments in which significant unobservable inputs (Level 3) were used in determining value (see Note 2):

	Nine months		Three months
	ended 12.31.08		ended 12.31.08

Beginning Balance as of 3/31/08	$5,701,675	Beginning Balance as of 9/30/08	$7,885,813
Realized loss	(104,272)		(70,510)
Change in unrealized depreciation	(1,216,520)		(297,563)
Net purchase/sales	4,965,857		1,829,000
Net transfers in and/or out of Level 3	—		—
Ending Balance as of 12/31/08	$9,346,740	Ending Balance as of 12/31/08	$9,346,740

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

The Managing Member does not anticipate the need for additional sources of liquidity, given that  generally approximately 70% of Man-AHL 130’s capital is held in cash and highly liquid cash equivalents, and, if necessary, Man-AHL 130 is expected to be able to liquidate part of its investment in the Man-Glenwood Funds through the Man-Glenwood Funds’ quarterly tender process.  Other than potential market-imposed limitations on liquidity, due to, for example, daily price fluctuation limits inherent in futures trading, the majority of Man-AHL 130’s assets are highly liquid and are expected to remain so.

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

Results of Operations

Man-AHL 130 was organized on April 14, 2005 under the Delaware Limited Liability Company Act, and its Registration Statement under the Securities Act of 1933, as amended, became effective on February 1, 2007.  Man-AHL 130 commenced trading operations April 2, 2007 in respect of its Class A Units.  During its operations for the three months and nine months ending December 31, 2008, Man-AHL 130 experienced no meaningful periods of illiquidity in any of the markets traded by the AHL Diversified Program.

Due to the nature of Man-AHL 130’s business activities being trading in the futures and forward markets and investing in the Man-Glenwood Funds, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Periods ended December 31, 2008:

	31-December-08	30-September-08	30-June-08

Ending Equity (Class A Units)	$19,145,214	19,564,617	21,855,816

Ending Equity (Class B Units)	13,916,830	9,068,186	5,503,046

Ending Equity (Total)	$33,062,044	28,632,803	27,358,862

Three months ended December 31, 2008:

Net assets attributable to Class A Units decreased $419,403 for the three months ended December 31, 2008.  This decrease was attributable to subscriptions in the amount of $418,500, redemptions in the amount of $4,832,617 and a net gain from operations of $3,994,714.

Net assets attributable to Class B Units increased $4,848,644 for the three months ended December 31, 2008.  This increase was attributable to subscriptions in the amount of $2,705,000, redemptions in the amount of $27,151 and a net gain from operations of $2,170,795.

Management Fees of $252,692, Incentive Fees of $884,066, Client Servicing Fees of $21,051 and brokerage commissions of $15,249 were paid or accrued, and interest of $74,868 was earned or accrued on Man-AHL 130’s cash and cash equivalent investments, for the three months ended December 31, 2008.

Man-AHL 130 pays administrative expenses for legal, audit, accounting and administration services, limited to 1/12 of 0.50% per month of Man-AHL 130’s month-end NAV through March 2009.  Administrative and other expenses, paid or accrued, for the three months ended December 31, 2008 were $128,571, which were offset in part by reimbursement from the Managing Member in the amount of $83,613.

Nine months ended December 31, 2008:

Net assets attributable to Class A Units decreased $1,263,418 for the nine months ended December 31, 2008.  This decrease was attributable to subscriptions in the amount of $1,690,816, redemptions in the amount of $4,832,617 and a net gain from operations of $1,878,383.

Net assets attributable to Class B Units increased $13,916,830 for the nine months ended December 31, 2008.  This increase was attributable to subscriptions in the amount of $12,725,573, redemptions in the amount of $152,151 and a net gain from operations of $1,343,408.

Management Fees of $623,472, Incentive Fees of $1,156,176 Client Servicing Fees of $40,877 and brokerage commissions of $81,916 were paid or accrued, and interest of $252,458 was earned or accrued on Man-AHL 130’s cash and cash equivalent investments, for the nine months ended December 31, 2008.

Man-AHL 130 pays administrative expenses for legal, audit, accounting and administration services, limited to 1/12 of 0.50% per month of Man-AHL 130’s month-end NAV through March 2009.  Administrative and other expenses, paid or accrued, for the nine months ended December 31, 2008 were $383,926, which were offset in part by reimbursement from the Managing Member in the amount of $270,181.

Three months ended December 31, 2008:

During the three month period ended December 31, 2008, trading by the AHL Diversified Program in all sectors contributed to performance, led by strong gains from currency and bond markets.  Lingering concerns over the sustainability of the global banking system, worldwide recessionary fears, talk of deflation and severe risk aversion were all issues that made this period a challenging investing environment.  However, amid this testing environment many financial markets exhibited strong trending behavior.  Trading in base metals enjoyed a profitable quarter.  Short positions were held for the majority of markets traded and trading in precious metals finished the quarter relatively flat.  Trading in energy markets posted significant gains.  Positions held within the agricultural sector posted a profit over the quarter as all but one contract contributed positively to overall performance.  Government bond markets generally rallied throughout the quarter as the economic outlook worsened.  Adding further buying pressure was a general theme of risk aversion amongst investors over the quarter, with many favoring the safety of government securities.  Trading in stock indices also posted a gain over the period.  Short positioning in almost all markets traded contributed positively to overall performance while interest rate trading enjoyed a profitable quarter, contributing strong gains despite a relatively small allocation.  Strong trends emerged in interest rate markets as it became apparent that central banks around the globe would respond to the growing economic crisis and increasing talk of deflationary pressures by aggressively slashing interest rates.  Trading in currency markets posted a strong return, ending the quarter as the largest contributor to profits.  One of the key trades this quarter was short British pound positions against the US dollar and Euro.  The dollar was viewed by investors as a safe haven currency and as such attracted a huge amount of buying interest.

During the period ended December 31, 2008, the Man-Glenwood Funds’ commodity and macro managers posted mixed results with the bulk of losses stemming from a difficult October which saw extreme price movements across all asset classes.  The equity hedge style posted a positive return for the quarter.  Volatility spiked to a record high 80% on October 27 before closing around 60%.  Event driven managers have had a difficult time this year, as this style tends to move in sympathy with the equity markets.  Activist managers were largely down in the quarter.  The relative value style posted negative performance overall.  Gloomy economic data set the tone for continued falling government bond yields as central banks maintained their policy of aggressively cutting rates.  Variable equity managers posted negative returns for the quarter.  Losses from long-biased thematic managers offset any gains.  The majority of the distressed and credit managers posted negative returns for the quarter.  The best performing manager posted consistently positive performance through the quarter.  This was largely attributable to net short positioning.

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

Three months ended June 30, 2008:

During the three month period ended June 30, 2008, the agriculturals component of the AHL Diversified Program returned a profit as long positions in corn led performance.  On the downside, short positions in wheat incurred losses after the commodity rallied in June. Long positions in cocoa made gains, predominantly in June. Bond trading posted a loss as gains in European bonds were offset by losses in Japanese government bonds and US Treasuries.  Short positions in Euro-Bund, Euro-Schatz and Euro-BOBL profited.  However, losses in April affected returns after long Japanese bonds experienced a large-scale sell-off as annual inflation hit a 10-year high.  Later in the period, short positions in Japanese bonds suffered as yields fell. Trading in US Treasuries was also negative as a choppy environment led to losses in both long and short positions. Currency trading finished the quarter flat as gains from long Brazilian real and Australian dollar trades against the US dollar were offset by losses realized from short Japanese yen and British pound positions against the US dollar as well as unfavorable results from Swiss franc trading against the US dollar.  Trading within the energy sector secured the largest gains over the 2nd quarter of 2008 as all markets posted gains.  Long natural gas positions also added strong profits over the quarter as prices rose 31%, peaking at US $13.35. Long positions in other crude oil distillates such as RBOB gasoline, heating oil and gas oil also posted strong profits over the quarter.  Interest rates trading performed well, driven by short positions in Euribor and Short Sterling contracts, although towards the end of the quarter short positions in Eurodollar contracts produced losses. Metals trading posted a flat return.  Base metals contributed profits with long positions in copper and aluminum paying off well, while short positions in zinc supported well.  However, precious metals offset gains after long gold trades suffered from a drop in prices to around US $850 at the beginning of May.  Towards the end of the period, gold started to recover. Stock trading incurred a loss, with trades in the Nikkei 225 and Topix 100 indices proving to be the main detractors to performance. Short equity positions, particularly in the Japanese indices mentioned above, suffered in April and May.  However, in June, global equities plummeted. As a result long positions in a number of headline bourses, such as the Nasdaq 100, detracted from performance.

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

Periods ended December 31, 2007

  31-Dec-07                            30-Sep-07                            30-Jun -07
Ending Equity                                    $18,015,015                           $16,953,863                         $16,848,425

Three months ended December 31, 2007:

Net assets attributable to Class A Units increased $1,061,152 for the three months ended December 31, 2007.  This increase was attributable to subscriptions in the amount of $25,000 and a net gain from operations of $1,036,152.

Management Fees of $122,953, Incentive Fees of $224,872, Client Servicing Fees (Series 1 Units only) of $616 and brokerage commissions of $61,745 were paid or accrued, and interest of $100,260 was earned or accrued on Man-AHL 130’s cash and cash equivalent investments, for the three months ended December 31, 2007.

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

Management Fees of $348,229, Incentive Fees of $650,960, Client Servicing Fees (Series 1 Units only) of $1,022 and brokerage commissions of $202,944 were paid or accrued, and interest of $319,534 was earned or accrued on Man-AHL 130’s cash and cash equivalent investments, for the nine months ended December 31, 2007.

Man-AHL 130 pays administrative expenses for legal, audit, accounting and administration services, limited to 1/12 of 0.50% per month of Man-AHL 130’s month-end NAV through March 2009.  Administrative and other expenses, paid or accrued, for the nine months ended December 31, 2007 were $410,366, which were offset in part by reimbursement from the Managing Member in the amount of $333,725.

Three months ended December 31, 2007:

During the three month period ended December 31, 2007, Man-AHL 130’s trading within agricultural markets posted positive returns despite a poor start, with significant gains recorded from soybeans and corn.  Trading in bonds made a positive contribution to Man-AHL 130’s performance.  US Treasury bonds and Japanese bonds delivered positive returns, while Eurobonds negatively impacted performance. Currency trading posted strong returns during the final quarter of 2007.  Strong trends re-emerged following the turmoil of the 3rd quarter, which Man-AHL 130 was able to capture.  Long euro positions versus the US dollar and British pound performed well during the period as the euro rallied, hitting a record high against the British pound in December.  Further profits came from long Swiss franc positions against the US dollar as the Swiss franc hit a 12 year high in November.  Long Canadian dollar trades versus the US dollar also produced gains, helped by surging commodity prices.  Trading in the energy sector accrued significant profits.  Substantial gains were experienced from crude oil, heating oil and gas oil positions.  Man-AHL 130’s metal trading posted a profit during the period with long positions in gold making excellent gains. The traditional hedge against inflation was a prominent factor behind the steep increases seen at the beginning of the period, as rising global food and energy prices sent inflation numbers above comfort levels.  In addition, the role of gold as a safe-haven asset buffeted prices up as the US showed signs of a recession and political turmoil in Pakistan added to investor uncertainty.  Trading in short-term interest rates posted a firm gain over the fourth quarter despite challenging market conditions at the beginning and end of the period. Eurodollar and Short Sterling contracts contributed most to profits over the period, despite initially detracting from performance.  Finally, stock market trading posted a loss over the quarter.  Large sub-prime write downs by the major investment banks following the turmoil of the summer, concerns over the long term effects of the credit crisis and fears over the potential for the US economy to slip into recession weighed on global stock indices throughout the period.  Long positions in the Nasdaq 100 and Euro-Stoxx index proved to be the leading detractors.

During the three month period ended December 31, 2007, the performance for the Man-Glenwood Funds’ commodity & macro managers was strongly positive.  Managers largely benefited from the increase in currency, equity and interest rate volatility as well as from tactical long positions in oil, gold and agricultural commodities, all of which were strong positive contributors as they moved toward historical highs.  Equity hedge manager returns were widely dispersed over the quarter, although the majority of managers ended in positive territory.  The volatile, high dispersion environment was beneficial for stock pickers, with managers who had a trading component within their strategy able to generate positive alpha, opportunistically.  This dispersion theme continued in the fourth quarter with event driven managers generating a wide range of returns, although final returns were positive.  In relative value, significant gains for the quarter were generated by one manager with a distinctly short-credit bias specializing in lower rated tranches of sub-prime and other mortgage-related debt.  Gains for the quarter were offset by another manager’s December losses though. Quarter returns for variable equity were negative as performance from long-biased managers, regardless of the region, offset gains elsewhere.  As sub-prime related write-downs gradually emanated through newswires, long positions in financial names were affected, while the ensuing flight from risk saw cyclical sector stocks sold off in preference for defensive stocks, also to the detriment of our managers.  Distressed & credit performance was driven largely by one manager that took out short positions in financial services companies including broker-dealers.  Finally, additional gains were made from short holdings in sovereign debt, commercial mortgages and consumer/retailers stocks.

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

ITEM 4T.                 Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in Man-AHL 130’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(iii) Man-AHL 130 has registered Class A Units of Limited Liability Company Interest and Class B Units of Limited Liability Company Interest.

(iv) Man-AHL 130 has registered 500,000 Class A Units and 500,000 Class B Units to be sold initially at $100 per Unit and, thereafter, at the month-end net asset value per outstanding Unit as of each month-end.  The aggregate initial offering price of each Class of Units registered is $50,000,000.  As of December 31, 2008, Man-AHL 130 completed the sale of 166,512.88 Class A Units and the aggregate offering price of the amount of Class A Units sold was $17,090,816 and 98,330.83 Class B Units and the aggregate offering price of the amount of Class B Units sold was $12,725,573.

(v) As of December 31, 2008, no expenses were incurred for the account of Man-AHL 130.

(vi) Net offering proceeds to Man-AHL 130 as of December 31, 2008 were $29,816,389.

(vii) As of December 31, 2008, the amount of net offering proceeds to Man-AHL 130 for commodity futures and forward trading and investment in the Man-Glenwood Funds totaled $29,816,389.

(viii) Not applicable.

(c)           Pursuant to Man-AHL 130’s Limited Liability Company Agreement, Unitholders may redeem their Units at the end of each calendar quarter at the then current quarter-end Net Asset Value per Unit.  If quarter-end redemptions are requested for more than 15% of Man-AHL 130’s total then-outstanding Units, each redemption request will be reduced pro rata so that only 15% of Man-AHL 130’s total then-outstanding Units are redeemed.  In order to pay redemption proceeds, it may be necessary for Man-AHL 130 to tender for repurchase a portion of its investment in the Man-Glenwood Funds.  Each Man-Glenwood Fund generally withholds 5% of the proceeds of a total repurchase from such Man-Glenwood Fund until the completion of the Man-Glenwood Fund’s annual audit.  The amount withheld from a total repurchase by Man-AHL 130 from the Man-Glenwood Funds will be approximately 1.5% of a Unitholder’s total investment.  Rather than withhold redemption proceeds from Unitholders redeeming Units, however, the Managing Member intends to pay the full redemption amount due to redeeming Unitholders and the amount subsequently paid to Man-AHL 130 by the Man-Glenwood Funds from the amount withheld will be a general asset of Man-AHL 130.  Other than any affect of the foregoing, the redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.  The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended December 31, 2008:

	Class A Units	Class B Units
Date of Redemption:	Amount Redeemed:	Amount Redeemed:

October 31, 2008	--	--

November 30, 2008	--	--

December 31, 2008	$4,832,617	$27,151
TOTAL	$4,832,617	$27,151
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 13, 2009.

Man-AHL 130, LLC (Registrant)

By: Man Investments (USA) Corp. Managing Member

By:	/s/ Andrew Stewart

President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rhowena Blank

Vice President, Accounting Officer (Principal Financial Officer)

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