Form 10-K
period 2008-12-31
MAN-AHL 130, LLC
filed 2009-06-29
CIK 1326101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑  Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended:  March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.  (Check one):

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

Not applicable.

Documents Incorporated by Reference

The report of Deloitte & Touche and the financial statements of the Registrant for the year ended March 31, 2009, which constitutes the Registrant’s annual report to its Unitholders are included herewith as exhibit 13.01 and are incorporated by reference into Item 8 of this Annual Report on Form 10-K.

PART I

Item 1.   Business

(a)   General development of business

Man-AHL 130, LLC (“Man-AHL 130”) is a Delaware limited liability company organized April 14, 2005, pursuant to a Certificate of Formation filed with the Secretary of State of the State of Delaware under the Delaware Limited Liability Company Act, to engage in speculative trading in the futures, options and forward markets under the direction of Man-AHL (USA) Limited, a registered commodity trading advisor (“AHL”), and to invest a limited amount of its capital in Man-Glenwood Lexington, LLC and Man-Glenwood Lexington TEI, LLC (collectively, the “Man-Glenwood Funds”), registered investment companies managed by Glenwood Capital Investments, L.L.C., which, in turn, invest, indirectly, in a portfolio of private investment funds.  On June 28, 2005, Man-AHL 130 filed a registration statement under the Securities Act of 1933 with the Securities and Exchange Commission (“SEC”), which registration statement was subsequently amended.  The registration statement became effective February 1, 2007 and registered 1,000,000 units of limited liability company interest, divided equally between two classes (the “Units”).  Class A Units sold at an initial offering price of $100 per Unit during the initial offering period ended March 30, 2007.  The initial offering price of Class B Units at the end of the initial Class B offering period ending March 31, 2008 was arbitrarily set at the Net Asset Value of the Class A Units as of March 31, 2008.  A total of $17,140,816 of Class A Units and $13,917,548 of Class B Units have been sold to the public as of March 31, 2009.  The Net Asset Value of a Class A Series 1 Unit originally sold for $112.32 as of July 1, 2007 and a Class A Series 2 Unit originally sold for $100 as of March 30, 2007 were $131.50 and $134.39, respectively, as of March 31, 2009.  The Net Asset Value of a Class B Series 1 Unit originally sold for $131.84 as of April 1, 2008 and a Class B Series 2 Unit originally sold for $133.07 as of April 1, 2008 were $131.94 and $134.84, respectively, as of March 31, 2009.  Class A and Class B Units are offered at the beginning of each month based on their Net Asset Value, as of the end of the previous month.  Class A Units are offered only to taxable investors, while the Class B Units are offered only to tax-exempt investors.  Within each Class, Units are issued in two separate Series.  Class A Series 1 and Class B Series 1 Units are subject to a 1.25% annual Client Servicing Fee, whereas Class A Series 2 and Class B Series 2 Units are not subject to a Client Servicing Fee.  However, the two Classes and their respective Series are designed to have virtually identical trading and investment portfolios.  Man-AHL 130 began trading on April 2, 2007.  The Units are offered through a number of registered broker-dealer selling agents, including Man Investments Inc., on a best efforts basis.  The amount of capital raised for Man-AHL 130 does not have a significant impact on its operations, as Man-AHL 130 has no significant capital expenditure or working capital requirements other than to pay trading losses, brokerage fees and charges.

Man Investments (USA) Corp. (the “Managing Member”), a Delaware corporation, is the managing member of Man-AHL 130.  The Managing Member invested $10,000 in Man-AHL 130 as a “seed capital” investment in conjunction with the formation of Man-AHL 130 and subsequently purchased Class A Series 2 Units as an initial contribution in an amount equal to $15 million as of March 30, 2007.  The Managing Member, AHL, Glenwood Capital Investments, L.L.C. (“Glenwood”, to be renamed Man Investments (USA) LLC effective July 1, 2009) and Man Investments Inc. (“Man Investments”) are affiliates of Man Group plc, a public company listed on the London Stock Exchange (collectively, the “Man Group”).

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

(c)   Narrative description of business

Man-AHL 130 is a speculative and leveraged managed futures fund which trades pursuant to the AHL Diversified Program (the “AHL Diversified Program”), with the objective of seeking medium- to long-term capital appreciation.  The AHL Diversified Program is a global managed futures program directed on behalf of Man-AHL 130 by AHL, its affiliate (and an affiliate of the Managing Member) Man Investments Limited (“MIL”), a company organized under the laws of the United Kingdom.  Prior to April 21, 2008, Man-AHL 130 conducted its foreign currency forward trading through MF Global UK Limited and subsequent to April 21, 2008, engaged MIL to implement the foreign currency forwards trading component of the AHL Diversified Program at no additional cost to Man-AHL 130.  The personnel of MIL responsible for implementing the foreign currency forwards trading component of the AHL Diversified Program on behalf of Man-AHL 130 are the same as those of AHL who implement the AHL Diversified Program.  AHL and MIL are collectively referred to as AHL in this Annual Report on Form 10-K.

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

The AHL Diversified Program uses margin and considerable leverage to reach model allocations.  Although there is no limit to the amount of leverage the AHL Diversified Program may employ, it will typically hold futures positions with a face amount equal to approximately 300% to 800% of Man-AHL 130’s Net Asset Value and typically employs 12% to 18% of an account’s notional value (i.e., trading level) to margin such positions.

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

Equity Hedge.  Equity hedge is characterized by managers investing in U.S. and international equity markets with a strong commitment to running portfolios on a highly hedged basis. Portfolios may be run either on a purely balanced exposure or within tight bands of net exposure to the equity markets traded.  In addition, some portion of equity hedge managers may run short only or short biased exposures.  Returns can be driven by fundamental or quantitative security selection, both within or across sectors, but without a significant beta exposure in the portfolio. As a result, with the exception of short only or short biased exposures, net long or short market exposure generally is not a driver of returns.

The managers that are selected in this sector must be highly skilled with respect to security selection, but also possess strong portfolio management skills in order to reduce or mitigate the impact of sector, style or other systematic factors on returns. These managers typically use low to moderate leverage in terms of gross exposure, and tend to focus on highly liquid markets.

Risk in this sector is often characterized by periods of underperformance in highly directional and momentum-driven markets. These managers tend to experience sustained periods of underperformance when there is little price differentiation on either the short or the long side of the market and when market activity tends to be dominated by beta or momentum within the market itself.

Event-Driven.  The event driven style includes managers capitalizing on opportunities in significant corporate events. Sometimes referred to as corporate lifecycle investing, these events can include a wide variety of corporate activities that are typically (though not always) centered on changes in the balance sheet, capital structure or ownership of a company. The common theme of this strategy is that the event changes the actual or perceived value of a company’s securities, creating opportunity for astute and specialized investors. Examples of such events would be:  (i) mergers and acquisitions; (ii) spinoffs and/or divestitures of divisions or subsidiaries; and (iii) recapitalization or changes in balance sheet structure through actions such as: (a) increasing leverage through increased dividends, share buybacks or increased borrowings; (b) decreasing leverage through equity issuance or debt paydown; (c) entry into bankruptcy; (d) exit from bankruptcy: and (e) others.

The style consists of two strategies: special situations and multi-strategy event.

The special situations strategy includes two main groups of managers. The first is passive event generalist managers, who will capitalize on opportunities in mergers, acquisitions, spinoffs, divestitures, recapitalizations and, in some cases, the (debt or equity) securities of bankrupt, near bankrupt, or post-bankruptcy companies. The second is activist managers, who try to influence the value of their investments by taking large stakes in companies and attempting to persuade managements, boards of directors and shareholders to implement specific actions. In many cases, the actions that activist managers advocate are the same corporate events that attract other event-driven managers to the situation. In addition, some activist managers may advocate operational, rather than corporate finance, changes as a means of realizing value.

The approaches activist managers use range from quiet cooperation to direct confrontation, and the degree of control activist managers seek ranges from simply convincing companies to complete a one-time event, to gaining effective control of the company through board seats. Specific tactics range from quietly and cooperatively making suggestions to management and/or boards of directions to publicly advocating changes to proxy fights to gain board seats or force other changes.

The choice of whether to be passive or active often depends on the specific situation. While managers will choose to emphasize activism to a greater or lesser degree, managers using passive and active strategies are not mutually exclusive. Many event generalists will become active in certain situations, and many activists will make investments where they do not intend to take an active role.

Multi-strategy event consists of managers who, in addition to special situations trading also engage in trading in distressed securities. They will tend to adjust the mix of these strategies as underlying market conditions warrant.

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

Relative Value.  Relative value is characterized by the ability to exploit mispricings within different securities of either the same issuer or of issuers with similar fundamental characteristics. This strategy can often involve exploiting the optionality in the market for select securities, particularly for convertible bonds.

Returns are generated by being long or short the spreads of related securities and the impact of the tightening or widening of these spreads. While the strategies within the relative value style tend to be classified as arbitrage strategies, they are not necessarily market neutral, nor are they necessarily perfect or realizable arbitrage. Managers often rely on a moderate to higher level of leverage in order to profit from small pricing discrepancies.

The risks associated with relative value include liquidity risk of the leverage used in the portfolio and the fundamental illiquidity that can underlie specific markets in which the manager is invested. Managers are generally invested in equities, debt and derivative securities. These securities may be listed or over-the-counter.

Variable Equity.  Variable equity is characterized by managers who invest in U.S. and international equity markets in a traditional, trading oriented style. Managers generally take on larger net exposures than their equity hedge counterparts. In fact, these portfolios are often characterized by shifts in gross and net exposures over time as market conditions change, and certain managers may position their portfolios as either purely net-long or net-short.

Variable equity returns are primarily driven by the managers’ individual stock selection skills and their abilities to identify shifts in market direction. Variable equity managers generally use little leverage.

Risks generally arise from the managers’ stock picking decisions, specifically investments in individual securities that may move against them. These managers also can be vulnerable to unexpected and rapid directional shifts in the markets.

Commodity and Macro.  Commodity and macro managers typically attempt to profit from directional trading across the spectrum of asset classes. In general, positions are concentrated in commodities, currencies, interest rates and stock index futures. However, managers may also take positions in specific equity or credit securities, but these positions tend to be driven by a more thematic as opposed to company-specific rationale. In addition, while many macro positions tend to be directional there may also be a significant amount of exposure to relative value trades among various commodities, currencies, interest rates and stock index markets, either within or across countries and geographic regions.

The master trading vehicle in which the Man-Glenwood Funds invest divides this style into three distinct strategies, discretionary commodity managers, systematic commodity trading advisors (‘CTAs’), and global macro managers (both systematic and discretionary).

Discretionary commodity managers tend to take directional and relative value positions in commodities and commodity-related securities. The rationale for these positions is largely based on fundamental research into the supply and demand for the commodity, and, in the case of securities, the sensitivity of the issuing companies to changes in the price of the commodity. Managers are able to earn attractive returns by successfully gathering and interpreting information from a variety of sources, both public and proprietary.

Systematic CTAs trade commodities, currencies, interest rates and stock indices through both the futures and cash markets. Their trades are based on signals generated by quantitative algorithms that are largely if not exclusively based on price data. Most managers in this sector use trend-following systems that attempt to capture price momentum in these markets.

Global macro managers attempt to profit from large directional or relative value moves in any of the major asset classes, but unlike systematic CTAs, tend to be more reliant on fundamental as opposed to price data. These managers can be either systematic, applying quantitative algorithms to economic data, or fundamental, applying the manager’s judgment to whatever the manager believes is the pertinent data for the particular asset class being traded. In general, these managers benefit from large changes in the absolute or relative prices within or across asset classes. Global macro managers are largely unconstrained in terms of asset class and are potentially able to earn excess returns by correctly predicting price moves in a wide range of instruments and generally benefit from inefficiencies and price distortions that arise when more constrained investors (e.g., central banks, corporate foreign exchange hedgers, etc.) are forced to make less economically optimal trading decisions.

Most commodity and global macro managers have an expected volatility higher than those of other hedge fund styles represented in other Man Group portfolios. However, due to their strong diversification characteristics as compared to other hedge fund strategies, commodity and global macro funds can serve to protect portfolio capital during difficult market conditions.

The Managing Member receives a management fee of 1/12 of 0.75% of the Net Asset Value of all outstanding Units at each month-end (a 0.75% annual rate), calculated monthly and paid quarterly in arrears.  For managing Man-AHL 130’s assets pursuant to the AHL Diversified Program, Man-AHL (USA) Limited receives a management fee of 1/6 of 1% of the month-end notional value of Man-AHL 130’s AHL account (a 2% annual rate) – approximately equal to Man-AHL 130’s Net Asset Value – calculated and paid as of the end of each calendar month and a monthly incentive fee of 20% of any “new net profit” attributable to Man-AHL 130’s AHL account (the capital attributable to both Classes of Units will be traded in the same AHL account).  “New net profit” is the increase in the month-end net asset value of the AHL account (after deduction of monthly management fees, expenses and brokerage commissions and excluding net interest income) over the account’s highest net asset value as of the end of any preceding month, adjusted for capital contributions and redemptions, or the commencement of trading.  Until January 1, 2009, Man-AHL 130’s investment in the Man-Glenwood Funds was subject to annual management, investor servicing and administrative fees and expenses equal to approximately 3.0% per annum of the aggregate value of Man-AHL 130’s investment in the Man-Glenwood Funds, calculated monthly and paid quarterly.  As of January 1, 2009, such fees and expenses were reduced to approximately 2.25% per annum of the aggregate value of Man-AHL 130’s investment in the Man-Glenwood Funds.  The investment managers of the Sub-Funds generally charge their Sub-Funds a management fee, generally ranging from 0% to 3% annually of the net assets under their management (including Man-AHL 130’s investment indirectly through the Portfolio Company), and some or all of the Sub-Fund managers receive performance or incentive allocations generally expected to range from 20% to 25% of net profits annually or quarterly, although on occasion these fees and/or allocations may be higher or lower.

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

Man-AHL 130 has entered into an administration agreement with SEI Global Services, Inc., an independent third party administrator (the “Administrator”), to provide various services (such as administration, accounting, valuation, tax reporting and investor services) at competitive rates.  Total administrative expenses of Man-AHL 130 in excess of 1/12 of 0.50% of each month-end Net Asset Value (approximately 0.50% of Net Asset Value per annum) through March 31, 2009, were paid by, or reimbursed to Man-AHL 130 by, the Managing Member or an affiliate.  Since March 31, 2009, expenses in excess of such 0.50% per annum level have been payable by Man-AHL 130, but may be paid by the Managing Member in its discretion.

MF Global Inc. and Credit Suisse, Sydney Branch serve as futures brokers for Man-AHL 130 and Royal Bank of Scotland plc serves as Man-AHL 130’s foreign exchange contracts prime broker.  Man-AHL 130 may engage additional futures brokers and/or currency forward dealers or replace the current ones at any time.  Man-AHL 130 pays “bid asked” spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts.

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

Not required.

Item 1B.   Unresolved Staff Comments.

Not required.

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

(b)   Holders.

As of March 31, 2009, there were 46 holders of  Class A Units and 273 holders of Class B Units.

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

(f)   Use of Proceeds.

The use of proceeds information is being disclosed for Registration Statement No. 333-126172 declared effective on February 1, 2007, registering 500,000 Class A and 500,000 Class B Units of limited liability company interest for sale at an initial offering price of $100 per Unit.  The offering of the Units commenced on or about March 31, 2007 and Units are offered as of the beginning of each calendar month on a continuous basis. The offering has not terminated.  A total of $17,140,816 of Class A Units and $13,917,548 of Class B Units have sold to the public as of March 31, 2009.  Man-AHL 130 has incurred total expenses through March 31, 2009 of $5,263,473.

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

The following table summarizes the redemptions by Unitholders during the first calendar quarter of 2009:

Month	Class/Series	Units Redeemed	Redemption Date NAV Per Unit
January 31, 2009	Class A Series 1	0	0
	Class A Series 2	0	0
	Class B Series 1	0	0
	Class B Series 2	0	0

February 28, 2009	Class A Series 1	0	0
	Class A Series 2	0	0
	Class B Series 1	0	0
	Class B Series 2	149.608	142.161
March 31, 2009	Class A Series 1	237.267	131.498
	Class A Series 2	287.542	134.391
	Class B Series 1	303.398	131.941
	Class B Series 2	344.145	134.847

Item 6.   Selected Financial Data

Not required.

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

During its operations through March 31, 2009, Man-AHL 130 experienced no meaningful periods of illiquidity in any of the numerous markets in which it trades.

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

Contractual Obligations

Man-AHL 130 does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  Man-AHL 130’s sole business is trading futures contracts, forward currency and other OTC contracts, both long (contracts to buy) and short (contracts to sell), and investing in cash, cash equivalents and its investment in the Man-Glenwood Funds.  All of Man-AHL 130’s futures, forward and OTC contracts, other than certain currency forward contracts, are settled by offset, not delivery.  The substantial majority of such contracts are for settlement within four to six months of the trade date and the substantial majority of such contracts are held by Man-AHL 130 for less than four to six months before being offset or rolled over into new contracts with similar maturities.  Man-AHL 130’s annual audited financial statements, included as Exhibit 13.01 of this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of Man-AHL 130’s open positions, both long and short, at March 31, 2009 fiscal year-end.

Results of Operations

Man-AHL 130 was organized on April 14, 2005 under the Delaware Limited Liability Company Act, and its Registration Statement under the Securities Act of 1933, as amended, became effective on February 1, 2007.  Its fiscal year ends March 31.  Man-AHL 130 commenced trading operations April 2, 2007.

Performance Summary

	31-Mar -09	31-Mar -08
Ending Equity	$ 31,808,255	$ 20,408,632

Man-AHL 130’s net assets increased $11,399,623 for the year ended March 31, 2009. This increase was attributable to aggregate subscriptions of $15,658,364, aggregate redemptions of $5,162,317 and net income from operations of $903,576.

Management Fees of $851,887, Incentive Fees of $1,156,176, Client Servicing Fees (Series 1 Units only) of $63,873 and brokerage commissions of $4,466 were paid or accrued, and interest of $282,870 was earned or accrued on Man-AHL 130’s cash and cash equivalent investments, for the year ended March 31, 2009.

Man-AHL 130 paid administrative expenses for legal, audit, accounting and administration services, limited to 1/12 of 0.50% per month of Man-AHL 130’s month-end NAV through March 2009.  After March 31, 2009, expenses in excess of such 0.50% per annum level have been payable by Man-AHL 130, but may be paid by the Managing Member in its discretion.  Administrative and other expenses, paid or accrued, for the year ended March 31, 2009 were $667,608, which were offset in part by reimbursement from the Managing Member in the amount of $510,604.

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

The past performance of the AHL Diversified Program is not necessarily indicative of its future results.  This is the case with all speculative trading strategies.  Moreover, the markets in which the AHL Diversified Program is active have seen major changes in recent years, including the influx of entirely different classes of market participants.  These changed circumstances may mean that the markets in which AHL has previously traded are not necessarily representative of those in which it trades on behalf of Man-AHL 130.

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

Futures trading programs are proprietary and confidential.  As is the case with any speculative futures fund, it is impossible to predict how Man-AHL 130 will perform.  It is not possible, as it is in the case of an operating business, to predict performance trends, analyze futures markets conditions or evaluate the likely success or failure of Man-AHL 130.

There are certain general market conditions in which Man-AHL 130 is more likely to be profitable than in others.  For example, in trendless or stagnant markets, the AHL Diversified Program is unlikely to be profitable.  On the other hand, trending markets with substantial price change momentum can be favorable to the AHL Diversified Program.  However, because of the continually changing population of market participants as well as supply and demand characteristics, it cannot be predicted how Man-AHL 130 will perform in any given market conditions.

Three months ended March 31, 2009:

During the three month period ended March 31, 2009, Man-AHL 130’s trading within the agricultural sector had mixed performance after small gains from wheat positions were offset by slight losses from exposure to soymeal, soybeans and corn.  Trading in government bond markets posted a loss over the quarter.  Primarily long positions in almost all markets were responsible for the losses as previously profitable trends become volatile and choppy, with many positions impacted by significant fluctuations in prices.  Currency trading posted a loss over the quarter, with the majority of losses coming in the last three weeks of March.  Long Japanese yen positions against the US dollar proved to be the largest detractor to performance.  Energy trading had an overall negative quarter as the previous year’s trend in the oil market came to an end.  Global recession pushed oil prices down while OPEC agreed to cut production and some positive economic data helped rally commodities.  Losses were improved by positive performance in short natural gas trades.  Interest rate trading was positive for the quarter.  Long Euribor positions were responsible for almost of all of the sector’s positive performance.  Trading in base metals made a slight loss over the period.  Short positions in copper were the largest detractor from performance as the commodity experienced a rally towards the end of the period amidst improving US economic data and a more optimistic outlook for the Chinese economy.  Short positions in aluminum proved to be the best performance as prices declined sharply over January as the outlook for future demand deteriorated and stock levels increased, pushing prices lower.  Trading in precious metals posted a loss over the quarter.  Stock trading was the greatest positive contributor to overall returns in the first quarter with overall short positions in stock indices producing solid returns.  Positions in the S&P 500 and Euro-STOXX produced the largest gains while the Nasdaq 100 index held back the sectors performance.

During the three month period ended March 31, 2009, the Man-Glenwood Funds’ commodity & macro managers posted a positive return for the quarter with the majority of gains coming from January as managers were able to capitalize on the moves in global fixed income and currencies.  Returns for global macro managers were mixed for the last month of the quarter.  Managers who were up for the month largely benefited on bond market moves (both on the long and short ends of global yield curves).  Negative performance was largely driven by long USD positions and long energy during the second half of the month.  The distressed and credit style posted a positive return for the quarter.  In March, majority of the manager’s benefited from long debt and equity positions.  The equity hedge style posted a positive return over the quarter.  As global equity markets deteriorated in January and February, equity hedge managers with net-short positions, particularly in financial, consumer related and healthcare stocks, outperformed.  Other managers that executed an active trading style were able to generate returns by taking advantage of market flows as well as actively trading earnings seasons.  Event driven managers had a difficult January and February as managers were impacted by the broad sell-off in equity markets.  A large number of managers saw core long positions in a variety of sectors trading down, resulting in significant losses for this style.  Relative value managers closed out the first quarter with solid performance, as improved investor sentiment resulted in market prices re-aligning with fundamental prices.  The convertible arbitrage strategy as a whole has enjoyed a strong quarter as risk appetite has started to return.  Additionally volatility strategies have proved beneficial.  Single stock volatility trading has also been profitable as markets started to focus on specific factors rather than macro headlines.  The variable equity style started off January in the negative territory but ended the quarter on a strong note.  Positive contributions came from managers that ran with more net long exposure to Asian and European markets, specifically in the industrial and financial sectors.

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

During the three month period ended December 31, 2008, the Man-Glenwood Funds’ commodity and macro managers posted mixed results with the bulk of losses stemming from a difficult October which saw extreme price movements across all asset classes.  The equity hedge style posted a positive return for the quarter.  Volatility spiked to a record high 80% on October 27 before closing around 60%.  Event driven managers have had a difficult time this year, as this style tends to move in sympathy with the equity markets.  Activist managers were largely down in the quarter.  The relative value style posted negative performance overall.  Gloomy economic data set the tone for continued falling government bond yields as central banks maintained their policy of aggressively cutting rates.  Variable equity managers posted negative returns for the quarter.  Losses from long-biased thematic managers offset any gains.  The majority of the distressed and credit managers posted negative returns for the quarter.  The best performing manager posted consistently positive performance through the quarter.  This was largely attributable to net short positioning.

Three months ended September 30, 2008:

During the three month period ended September 30, 2008, trading by the AHL Diversified Program in the agricultural sector produced a small loss.  However, short positions in cotton and wheat profited over the quarter.  Gains, however, were more than offset by long positions in corn and soybeans after both suffered severe price declines after reaching record highs.  The grain market also came under increasing pressure as the US dollar rebounded over the period.  Bond trading posted a loss over the third quarter.  Euro Bond and UK Gilt positions posted the majority of their losses in July as short positions struggled.  European Bond prices ticked upwards as economic data continued to indicate that the European economy as a whole was under pressure.  Positions in Japanese bonds posted a solid gain in August, but in September this gain was reversed and additional losses occurred.  Long Australian bonds achieved strong profits in August.  The currency component incurred a loss over the reporting period.  Long positions in the euro against the US dollar detracted from performance as the US dollar increased against the euro.  Long positions in the Australian dollar against the US dollar were also among the main detractors.  Short positions in the Japanese yen against the US dollar also proved detrimental to overall performance.  Long positions in the euro against the Swiss franc and the British pound posted further losses as the European single currency weakened significantly.  Further positive contributions came from short positions in the Swiss franc against the US dollar as the US currency strengthened over the course of the reporting period.  Trading within the energy sector posted a sharp decline in the 3rd quarter of 2008 as all markets posted losses.  Natural gas prices fell by almost 50% over the period.  Reports from the US Energy Department highlighted an increase in inventories as the economic picture continued to deteriorate, reducing demand.  Interest rate positions posted a loss over the quarter.  Trading in Euribor contracts was the main source of negative returns as prices remained volatile and without a clear trend for the majority of the quarter.  On the positive side, long positions in Australian T-Bills posted solid gains in August and September.  Metal trading posted a loss over the period.  Although initially profiting, gains reversed into losses after prices tumbled over the majority of July.  Long copper positions generated further losses in August as recessionary fears deepened.  On the positive side, short nickel trades performed well.  Short positions in numerous stock indices provided strong profits over the period after global equities fell sharply as the credit crisis continued to deepen and spill over into the wider economy.  Returns were mainly accrued from Asia-Pacific indices such as the Nikkei 225, TOPIX and Hang Seng after they experienced some of the greatest falls over the quarter.  Short positions in the S&P 500 index also harvested profits over the period.

During the three month period ended September 30, 2008, the Man-Glenwood Funds’ commodity & macro managers posted losses.  The sell-off in commodities that began in July continued throughout the quarter.  Market volatility reached historic highs at quarter-end as technical pressures and unprecedented government interventions seemed to only aggravate already poor market conditions.  Strong reversals (in terms of speed and magnitude) in equities, currencies, fixed income and commodities throughout September had a significant negative effect on most managers’ performance.  The majority of positive returns were generated from relative value trades early in the quarter with their defensive posture helping to preserve capital as the markets deteriorated.  However, the government ban on short selling prevented the short common equity from hedging losses from the long trust preferreds.  Equity hedge managers also had a difficult quarter, posting negative returns across the board with the exception of our dedicated short sellers.  Event driven and activist managers have had a difficult year so far and the third quarter was no exception.  Overall, the relative value allocation underperformed.  Convertible arbitrage managers suffered the most due to continued credit concerns and very limited liquidity.  One multi-strategy manager benefited from the relative performance of specific stock positions in their relative value, special situations and merger arbitrage trades and posted strong positive performance for the quarter.  Performance for variable equity managers was largely negative for the quarter (most losses came in September).

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

During the three month period ended June 30, 2008, the Man-Glenwood Funds’ commodity & macro managers posted a strongly positive return.  The top performing distressed and credit manager has consistently generated positive performance in a variety of strategies and geographies over the quarter.  Equity hedge managers generally posted a profit for the quarter, with the exception of one manager that underperformed in June.  A dedicated short seller, finished the quarter in positive territory rebounding from earlier losses.  A Japan-focused, market neutral manager has consistently generated solid performance throughout the quarter; both of their sub-trading styles (e.g., fundamental and flow-oriented) contributed. Event driven manager performance was mixed generating a slightly positive overall return at the style level.  The general tone of the market was negative and US event managers have been slow to increase gross and net exposures in this environment.  An activist manager suffered losses in consumer-oriented positions but maintains high conviction in these holdings.  Several managers suffered in June offsetting gains from the beginning of the quarter. One thematic, “friendly” activist manager made major gains in beginning of the quarter on their alternative energy and engineering & construction holdings (these positions gave up some gains in June but the manager is still up around 25% on the quarter).  Positive relative value performance for the quarter was driven largely from one convertible arbitrage manager.  Variable equity managers posted mixed, but overall positive, performance.

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

Not required.

Item 8.   Financial Statements and Supplementary Data

Financial statements required by this item, including the report of the independent registered accounting firm for the fiscal years ended March 31, 2009 and 2008 are included as Exhibit 13.01 to this report and incorporated by reference into this Item 8.

The following summarized quarterly financial information presents the results of operations of the Class A Units for the three month periods ended June 30, September 30, December 31 and March 31 during the fiscal years for which Man-AHL 130 was in operation.  This information has not been audited.  The Class B Units commenced operations as of April 1, 2008.

Class A Series 1 Units

Period Ended:	September 30 2007	December 31 2007	March 31 2008
Interest Income:	$812	$1,134	$1,357
Net Realized and Unrealized Gains (Losses):	$3,185	$14,491	$50,077
Expenses:	$1,955	$5,414	$14,692
Net Income (Loss):	$2,043	$10,212	$36,742
Increase (Decrease) in Net Asset Value per Unit	$1.70	$5.91	$27.52

Period Ended:	June 30 2008	September 30 2008	December 31 2008	March 31 2009
Interest Income:	$1,538	$2,252	$1,823	$764
Net Realized and Unrealized Gains (Losses):	$33,058	($98,905)	$178,466	($53,154)
Expenses:	$11,208	$6,260	$31,701	$10,160
Net Income (Loss):	$23,388	($102,913)	$148,588	($62,550)
Increase (Decrease) in Net Asset Value per Unit	$5.56	($19.22)	$23.26	($9.94)

Class A Series 2 Units

Period Ended:	June 30 2007	September 30 2007	December 31 2007	March 31 2008
Interest Income:	$113,383	$105,078	$99,125	$77,542
Net Realized and Unrealized Gains (Losses):	$2,370,435	$26,004	$1,361,161	$2,856,496
Expenses:	$635,393	$202,688	$434,346	$777,160
Net Income (Loss):	$1,848,425	$(71,606)	$1,025,940	$2,156,875
Increase (Decrease) in Net Asset Value per Unit	$12.32	$(0.48)	$6.84	$14.39

Period Ended:	June 30 2008	September 30 2008	December 31 2008	March 31 2009
Interest Income:	$67,771	$64,209	$46,358	$15,919
Net Realized and Unrealized Gains (Losses):	$1,260,082	($2,902,835)	$4,537,777	$(1,092,739)
Expenses:	$403,723	$122,311	$738,008	$156,337
Net Income (Loss):	$924,130	($2,960,937)	$3,846,127	$(1,233,157)
Increase (Decrease) in Net Asset Value per Unit	$6.04	($19.08)	$24.08	($9.71)

Class B Series 1 Units

Period Ended:	June 30 2008	September 30 2008	December 31 2008	March 31 2009
Interest Income:	$6,290	$10,947	$12,223	$5,825
Net Realized and Unrealized Gains (Losses):	$120,101	($425,947)	$1,190,913	($405,234)
Expenses:	$44,411	$28,204	$214,607	$77,862
Net Income (Loss):	$81,980	($443,204)	$988,529	($477,271)
Increase (Decrease) in Net Asset Value per Unit	$5.26	($18.58)	$23.33	($9.91)

Class B Series 2 Units

Period Ended:	June 30 2008	September 30 2008	December 31 2008	March 31 2009
Interest Income:	$9,934	$14,648	$14,465	$6,998
Net Realized and Unrealized Gains (Losses):	$186,195	($590,936)	$1,401,501	($483,321)
Expenses:	$60,187	$25,817	$233,700	$68,913
Net Income (Loss):	$135,942	($602,105)	$1,182,266	($545,236)
Increase (Decrease) in Net Asset Value per Unit	$5.74	($18.43)	$24.15	$(9.68)

There were no extraordinary, unusual or infrequently occurring items recognized in any quarter within the two most recent fiscal years.  There have been no year-end adjustments that are material to the results of any fiscal quarter reported above.

Item 9.   Changes in and Disagreements with Accountants
on Accounting and Financial Disclosure

None.

Item 9A(T).   Controls and Procedures

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

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Managing Member to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports.  There were no changes in Man-AHL 130’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Managing Member assessed the effectiveness of its internal control over financial reporting with respect to Man-AHL 130 as of March 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on its assessment, management has concluded that, as of March 31, 2009, the Managing Member’s internal control over financial reporting with respect to Man-AHL 130 is effective based on those criteria.

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

The principals and senior officers of the Managing Member as of March 31, 2009 are as follows:

Andrew Stewart, born 4/15/74.  Mr. Stewart is a Director of the Managing Member as well as President, Chief Executive Officer and Chief Operating Officer. In addition to his affiliation with the Managing Member, Mr. Stewart is also the President and Chief Operating Officer of the Man Investments. Mr. Stewart joined the Managing Member in May 2008, and is responsible for overall supervision of the Managing Member’s and Man Investments’ activities in the U.S. Mr. Stewart works closely with the U.S. management team, as well as the intermediary sales team and the institutional relationship management team, based in Chicago and New York respectively, to develop strategic business planning.  Mr. Stewart is registered as an associated person of the Managing Member and is listed as a principal of the Managing Member as of November 4, 2008.

Prior to joining the Managing Member in 2008, Mr. Stewart held several positions at an investment management firm, Financial Risk Management’s (“FRM”) U.S. affiliate, FRM Americas, LLC, which most recently, until his departure in May 2008, included his position of Director — Product Development and Strategy and was a member of FRM Americas' Global Marketing Board and various other management committees.  Mr. Stewart was registered as an associated person of FRM America from October 18, 2005 to April 25, 2008, and was listed as a principal of FRM America from October 13, 2006 to July 30, 2007.  At various times from June 2005 to January 2007, Mr. Stewart also served as FRM Americas’ Head of Business Development, General Counsel and Chief Compliance Officer and was a member of FRM Americas’ Board of Directors. Additionally, between August 2003 and June 2005 he held various management positions, including Senior Vice President, Senior Counsel and Head of Transaction Business Legal Group, at FRM's London office. Before joining FRM, Mr. Stewart was an Associate in the investments funds practice group at Akin Gump Strauss Hauer & Feld LLP from September 1999 to August 2003. Mr. Stewart received a B.A. from the University of California, Santa Barbara and a J.D. from Indiana University.

Alicia Borst Derrah, born 3/17/58. Ms. Derrah is the Chief Financial Officer, Vice President and Secretary of the Managing Member and of Glenwood. She has also been the Principal Financial Officer of the Man-Glenwood Funds since 1993.  She is also the Principal Financial Officer of the Portfolio Company and the Financial and Operations Principal for Man Investments.  Ms. Derrah joined the Managing Member in October 2005 and joined Glenwood in September 1992 and is responsible for their respective accounting and financial reporting functions. Ms. Derrah is registered as an associated person of the Managing Member and is listed as a principal of the Managing Member as of November 16 and November 17, 2005, respectively.  Ms. Derrah is registered as an associated person of Glenwood and is listed as a principal of Glenwood as of October 22 and October 20, 1993, respectively.  From December 1987 to August 1992, Ms. Derrah was employed by Arthur Andersen LLP as a senior auditor in the Financial Services division of the firm. Ms. Derrah’s clients included Glenwood, bank holding companies and capital markets institutions.

Prior to joining Arthur Andersen, Ms. Derrah was employed by The Sanwa Bank, Ltd., in its Chicago branch office, as an analyst in the corporate finance area from April 1981 to December 1987. In that capacity, Ms. Derrah worked primarily with local Fortune 500 companies and was responsible for both corporate credit analysis and continued business development. Ms. Derrah is a C.P.A. and received a B.A. from Mundelein College.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)   Security Ownership of Certain Beneficial Owners

Other than as set forth below, Man-AHL 130 knows of no person who owns beneficially more than 5% of the Units of either Class.

(b)   Security Ownership of Management

As of March 31, 2009:

Title of class	Name and address of beneficial owner	Amount and nature of beneficial interest	Percent of class
Class A Units	Man Investments (USA) Corp. 123 N. Wacker Drive 28th Floor Chicago, IL 60606	150,000 Units (Series 2) held directly	87.95%

(c)   Changes in Control

None.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

See “Item 10.   Directors, Executive Officers and Corporate Governance —(a,b)  Identification of Directors and Executive Officers and —(i)   Audit Committee Financial Expert,” “Item 11.  Executive Compensation” and “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  The Managing Member organized and controls Man-AHL 130.  The Managing Member and its affiliates are the primary service providers to Man-AHL 130.  None of the fees paid by Man-AHL 130 to the Managing Member or any affiliate were negotiated at arm’s-length.  For managing Man-AHL 130’s futures and forward trading, AHL, an affiliate of the Managing Member, charges a management fee of 1/6 of 1% of the month-end notional value of Man-AHL 130’s AHL account (a 2% annual rate) – approximately equal to Man-AHL 130’s Net Asset Value – calculated and paid as of the end of each calendar month and a monthly incentive fee of 20% of any “new net profit,” as defined in the prospectus included in Man-AHL 130’s registration statement, attributable to Man-AHL 130’s AHL account.  Man-AHL 130 paid $851,887 in management fees and $1,156,176 in incentive fees to AHL for the year ended March 31, 2009.  Man Investments, an affiliate of the Managing Member which serves as the lead selling agent for Man-AHL 130, is entitled to a Client Servicing Fee equal to 1/12 of 1.25% of the Net Asset Value of the Class A Series 1 and Class B Series 1 Units at each month-end (a 1.25% annual rate), calculated monthly and paid quarterly in arrears.  Man-AHL 130 paid $63,873 in Client Servicing Fees to Man Investments for the year ended March 31, 2009.  The Client Servicing Fee is not charged against Class A Series 2 and Class B Series 2 Units, which are offered exclusively to (i) investors participating in selling agent asset-based or fixed-fee investment programs, or in investment advisors’ fee-based advisory programs, or (ii) direct institutional investors, including, but not limited to, certain tax-exempt employee benefit trusts, employee benefit plans, deferred compensation plans and individual retirement accounts that purchase Units through Man Investments Inc.  Man Investments Inc. is subject to the regulatory limitation that it not receive aggregate selling commissions (i.e., the Client Servicing Fee) in excess of 10% of the sale price of all Units.  The Managing Member expects that a significant majority of the Client Servicing Fee received by Man Investments Inc. will be paid on to unaffiliated selling agents assisting with the placement of the Units.  The Portfolio Company, through which the Man-Glenwood Funds access the Sub-Funds, pays Glenwood a management fee at a rate of 1.75% per annum of the aggregate value of the Portfolio Company’s outstanding interests, calculated monthly and paid quarterly, and the Man-Glenwood Funds each pay Glenwood a 0.25% per annum administrative fee, similarly calculated.  Man Investments Inc. receives an investor servicing fee of 0.50% of net assets per annum for the provision of investor services to the Man-Glenwood Funds, calculated monthly and paid quarterly.  The Managing Member’s interest in Man-AHL 130 showed an allocation of income of $522,100 for the year ended March 31, 2009.

Item 14.   Principal Accountant Fees and Services

(1)           Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with the audit of Man-AHL 130’s financial statements and reviews of the financial statements included in the quarterly reports on Form 10-Q and in connection with the statutory and regulatory filings for the years ended March 31, 2008 and March 31, 2009 were approximately $130,000 and $133,500 respectively.

(2)           Audit-Related Fees

There were no fees for assurance and related services rendered by Deloitte & Touche LLP for the years ended March 31, 2008 and 2009.

(3)           Tax Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP for the benefit of Man-AHL 130 for the years ended March 31, 2008 and March 31, 2009 were approximately $30,000 and $24,800 respectively.

(4)           All Other Fees

None

(5)           Pre-Approval Policies

The board of directors of the Managing Member pre-approves the engagement of Man-AHL 130’s auditor for all services to be provided by the auditor.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1)   Financial Statements

The following are included with the Report of Independent Registered Public Accounting Firm dated June 29, 2009 a copy of which is filed herewith as Exhibit 13.01 :

Condensed Schedules of Investments (a)
Statements of Financial Condition (a)
Statements of Operations (a)
Statements of Changes in Members’ Equity (a)
Statements of Cash Flows (b)
Financial Highlights (b)
Notes to Financial Statements

(a) At March 31, 2009 and March 31, 2008
(b) For the years ended March 31, 2009 and 2008

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

1.01	Form of General Distributor’s Agreement between the Registrant and Man Investments Inc.

10.02(a)	Addendum to the Form of Customer Agreement between the Registrant and Man Financial Inc. (now MF Global Inc.)

10.03	Form of Trading Advisory Agreement between Registrant and Man-AHL (USA) Ltd.

10.04	Form of Escrow Agreement among the Registrant, the Managing Member and the Escrow Agent.

The following exhibit is incorporated by reference from the exhibit of the same number and description filed with Post-Effective Amendment No. 1 to Man-AHL 130’s Registration Statement (File No. 333-126172) filed October 16, 2007 on Form S-1 under the Securities Act of 1933.

10.03(a)	Amendment to the Form of Trading Advisory Agreement between Registrant and Man-AHL (USA) Ltd.

The following exhibits are incorporated by reference from the exhibit of the same number and description filed with Post-Effective Amendment No. 2 to Man-AHL 130’s Registration Statement (File No. 333-126172) filed August 11, 2008 on Form S-1 under the Securities Act of 1933.

3.02	Limited Liability Company Agreement of the Registrant.
(amended)

10.05	form of Application and Power of Attorney

10.06	Form of Trading Advisory Agreement between the Registrant and Man Investments Limited.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of June, 2009.

MAN-AHL 130, LLC

By:	Man Investments (USA) Corp., Managing Member

By:	/s/ Andrew Stewart
Andrew Stewart
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing Member of the Registrant in the capacities and on the date indicated.

Signature	Title with Managing Member	Date

/s/ Andrew Stewart	President and Director	June 29, 2009
Andrew Stewart	(Principal Executive Officer)

/s/ Alicia B. Derrah	Chief Financial Officer	June 29, 2009
Alicia B. Derrah	(Principal Financial and Accounting Officer)

(Being the principal executive officer, the principal financial officer and principal accounting officer, and a majority of the directors of Man Investments (USA) Corp.)

Man Investments (USA) Corp.
Managing Member of Registrant
June 29,2009

By /s/ Andrew Stewart
           Andrew Stewart
           President

Supplemental Information Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

As of March 31, 2009 and as of the date hereof, Registrant has not sent any annual reports or proxy statements to security holders.

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

10.02	Form of Customer Agreement between the Registrant and Man Financial Inc. (now MF Global Inc.)

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

10.03(a)	Amendment to the Form of Trading Advisory Agreement between Registrant and Man-AHL (USA) Ltd.

The following exhibits are incorporated by reference from the exhibit of the same number and description filed with Post-Effective Amendment No. 2 to Man-AHL 130’s Registration Statement (File No. 333-126172) filed August 11, 2008 on Form S-1 under the Securities Act of 1933.

3.02	Limited Liability Company Agreement of the Registrant.
(amended)

10.05	Form of Application and Power of Attorney

10.06	Form of Trading Advisory Agreement between the Registrant and Man Investments Limited.