Form 10-Q
period 2009-06-30
MAN-AHL 130, LLC
filed 2009-08-14
CIK 1326101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________________   to  ________________________

Commission File number:     000-53217

Man-AHL 130, LLC

(Exact name of registrant as specified in charter)

Delaware	84-1676365
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Man Investments (USA) Corp. 123 North Wacker Drive 28th Floor Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

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

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Man-AHL 130, LLC

STATEMENTS OF FINANCIAL CONDITION (a)
STATEMENTS OF OPERATIONS (b)
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (b)
STATEMENTS OF CASH FLOWS (b)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(a)	At June 30, 2009 (unaudited) and March 31, 2009
(b)	For the three months ended June 30, 2009 and 2008 (unaudited)

MAN-AHL 130, LLC
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2009 (Unaudited )	March 31, 2009
ASSETS

Equity in commodity futures acounts
Net unrealized trading gains on open	$339,226	$414,206
derivatives contracts	2,559,298	2,645,663
Due from broker

Investment in Man-Glenwood Lexington, LLC
as fair value (cost $5,052,595 and $6,490,273, respectively)	4,526,594	5,691,325
Investment in Man-Glenwood Lexington TEI, LLC
as fair value (cost $4,680,230 and $4,837,500, respectively)	4,398,587	4,455,049
Cash and cash equivalents	20,025,380	19,860,608
Redemption receivable from Man-Glenwood Lexington, LLC	1,287,987	101,560
Redemption receivable from Man-Glenwood Lexington TEI, LLC	147,805	-
Expense reimbursement receivable	-	240,424
Interest receivable	-	171

TOTAL	$33,284,877	$33,408,826

LIABILITIES & MEMBERS EQUITY:

Equity in forwards trading accounts
Net unrealized trading losses on open
derivatives contracts	$183,487	$405,974
Subscriptions received in advance	397,429	744,666
Recemptions payable	4,804,731	156,281
Management fees payable	114,789	115,512
Client servicing fees payable	25,322	22,960
Accrued professional fees payable	174,328	89,875
Accrued administrative fees payable	50,000	62,500
Other liabilities	10,855	2,803

Total liabilities	5,760,941	1,600,571

MEMBERS' EQUITY

Class A Series 1 Members
(11,636.650 and 6,099.598 units outstanding, respectively)	1,427,381	802,089

Class A Series 2 Members
(97,670.963 and 126,703.991 units outstanding, respectively)	12,282,195	17,027,572

Class B Series 1 Members
(55,863.567 and 48,348.641 units outstanding, respectively)	6,870,066	6,379,233

Class B Series 2 Members
(55,079.269 and 56,356.575 units outstanding, respectively)	6,944,294	7,599,361

Total Members' equity	27,523,936	31,808,255

TOTAL	$33,284,877	33,408,826

NET ASSET VALUE PER UNIT OUTSTANDING - CLASS A SERIES 1 MEMBERS	$122.66	$131.50

NET ASSET VALUE PER UNIT OUTSTANDING - CLASS A SERIES 2 MEMBER	$125.75	$134.39

NET ASSET VALUE PER UNIT OUTSTANDING - CLASS B SERIES 1 MEMBERS	$122.98	$131.94

NET ASSET VALUE PER UNIT OUTSTANDING - CLASS B SERIES 2 MEMBERS	$126.08	$134.84

See notes to financial statements.

MAN-AHL 130, LLC
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three	For the three
	months ended	months ended
	June 30, 2009	June 30, 2008

INVESTMENT INCOME:
Interest income	$20,273	$85,534

EXPENSES:
Management fees	223,759	174,478
Incentive fees	—	272,111
Client servicing fees	25,372	7,496
Brokerage commissions	23,328	31,668
Professional fees	117,250	87,250
Administrative fees	54,567	37,500
Other	9,384	2,948

TOTAL EXPENSES	453,660	613,451

Less reimbursed expenses	—	(93,922)

Net expenses	453,660	519,529

NET INVESTMENT LOSS	(433,387)	(433,995)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON
INVESTMENTS AND FOREIGN CURRENCY:

Net realized trading gains (losses) on closed derivatives contracts and foreign currency transactions	(2,118,488)	1,389,239
Net change in unrealized trading gains on open derivatives contracts and translation of assets and liabilities denominated in foreign currencies	147,687	129,347
Net realized losses on investment in Man-Glenwood Lexington, LLC	(149,691)	—
Net realized losses on investment in Man-Glenwood Lexington TEI, LLC	(9,465)	—
Net change in unrealized appreciation on investment in Man-Glenwood Lexington, LLC	272,947	74,905
Net change in unrealized appreciation on investment in Man-Glenwood Lexington TEI, LLC	100,808	5,945

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS AND FOREIGN CURRENCY	(1,756,202)	1,599,436

Net income (loss)	$(2,189,589)	$1,165,441

Net income (loss) per unit outstanding - Class A Series 1	$(8.15)	$6.67

Net income (loss) per unit outstanding - Class A Series 2	$(8.65)	$6.04

Net income (loss) per unit outstanding - Class B Series 1	$(8.85)	$5.71

Net income (loss) per unit outstanding - Class B Series 2	$(8.75)	$6.06

MAN-AHL 130, LLC

STATEMENTS OF CHANGES IN MEMBERS' EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2009

	CLASS A SERIES 1		CLASS A SERIES 2		CLASS B SERIES 1		CLASS B SERIES 2		TOTAL

	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members' equity at April 1, 2009	$802,089	6,099.598	$17,027,572	126,703.991	$6,379,233	48,348.641	$7,599,361	56,356.575	$31,808,255	237,508.805

Subscriptions	708,666	5,537.052	65,000	486.642	988,422	7,677.555	947,910	7,230.254	2,709,998	20,931.503

Redemptions	—	—	(3,712,125)	(29,519.670)	(20,000)	(162.629)	(1,072,603)	(8,507.560)	(4,804,728)	(38,189.859)

Net loss	(83,374)	—	(1,098,252)	—	(477,589)	—	(530,374)	—	(2,189,589)	—

Members' equity at June 30, 2009	$1,427,381	11,636.650	$12,282,195	97,670.963	$6,870,066	55,863.567	$6,944,294	55,079.269	$27,523,936	220,250.449

NET ASSET VALUE PER UNIT OUTSTANDING AT JUNE 30, 2009	$122.66		$125.75		$122.98		$126.08

FOR THE THREE MONTHS ENDED JUNE 30, 2008

	CLASS A SERIES 1		CLASS A SERIES 2		CLASS B SERIES 1*		CLASS B SERIES 2*		TOTAL

	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members' equity at April 1, 2008	$348,997	2,647.132	$20,059,635	150,751.032	$—	—	$—	—	$20,408,632	153,398.164

Subscriptions	209,250	1,586.122	290,416	2,182.512	2,089,780	15,841.219	3,195,343	23,999.433	5,784,789	43,609.286

Redemptions	—	—	—	—	—	—	—	—	—	—

Net income	23,388	—	924,130	—	81,981	—	135,942	—	1,165,441	—

Members' equity at June 30, 2008	$581,635	4,233.254	$21,274,181	152,933.544	$2,171,761	15,841.219	$3,331,285	23,999.433	$27,358,862	197,007.450

NET ASSET VALUE PER UNIT OUTSTANDING AT JUNE 30, 2008	$137.40		$139.11		$137.10		$138.81

*Class B Series 1 and Class B Series 2 commenced trading on April 1, 2008.
See notes to financial statements.

MAN-AHL 130, LLC

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended June 30, 2009	For the three months ended June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,189,589)	$1,165,441

Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Net change in unrealized trading gains on open derivative contracts and translation of assets and liabilities denominated in foreign currencies	(147,687)	(129,347)
Purchase of investment in Man-Glenwood Lexington, LLC	—	(434,000)
Sale of investment in Man-Glenwood Lexington, LLC	101,560	—
Purchase of investment in Man-Glenwood Lexington TEI, LLC	—	(1,810,000)
Net realized losses on investment in Man-Glenwood Lexington, LLC	149,691	—
Net realized losses on investment in Man-Glenwood Lexington TEI, LLC	9,465	—
Net change in unrealized appreciation on investment
in Man-Glenwood Lexington, LLC	(272,947)	(74,905)
Net change in unrealized appreciation on investment in
Man-Glenwood Lexington TEI, LLC	(100,808)	(5,945)
Changes in:
Due from broker	86,365	(2,879,045)
Expense reimbursement receivable	240,424	20,168
Interest receivable	171	1,982
Management fees payable	(723)	(41,540)
Incentive fees payable	—	(478,872)
Brokerage commissions payable	—	(17)
Accrued professional fees payable	84,453	(3,179)
Accrued administrative fees payable	(12,500)	(23,871)
Client servicing fees payable	2,362	6,430
Other liabilities	8,052	400

Net cash used in operating activities	(2,041,711)	(4,686,300)

FINANCING ACTIVITIES:
Capital subscriptions	2,362,761	7,237,873
Capital redemptions	(156,278)	—

Net cash provided by financing activities	2,206,483	7,237,873

NET INCREASE IN CASH AND CASH EQUIVALENTS	164,772	2,551,573

CASH AND CASH EQUIVALENTS - Beginning of period	19,860,608	13,883,114

CASH AND CASH EQUIVALENTS - End of period	$20,025,380	$16,434,687

See notes to financial statements.

MAN-AHL 130, LLC
(A Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS (unaudited)
    ________________________________________________________________________________________________________________________________________________________

The accompanying unaudited financials statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL 130, LLC’s (the “Company”) financial condition at June 30, 2009 and the results of its operations for the three months ended June 30, 2009 and 2008.  These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2009.  The March 31, 2009 information has been derived from the audited financial statements as of March 31, 2009.

1.	ORGANIZATION

The Company offers Class A and Class B units. Class A and Class B units have substantially identical trading portfolios except that Class A units are offered to taxable investors and invest in Man-Glenwood Lexington, LLC (“MGL”), a registered investment company, and Class B units are offered to tax-exempt investors and invest in Man-Glenwood Lexington TEI, LLC (“TEI”), a registered investment company.

The Company invests approximately thirty percent of its Class A share capital in MGL and thirty percent of its Class B share capital in TEI.  The Company invests the majority of its remaining capital into a managed futures program (the “AHL Diversified Program”).

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

Glenwood Capital Investments, L.L.C. (“GCI”) acts as the Investment Adviser to MGL and TEI. GCI is an Illinois limited liability company and is registered with the CFTC as a commodity pool operator and with the SEC as an investment adviser. GCI is an affiliate of Man Investments (USA) Corp. (the “Managing Member”) and Man-AHL (USA) Limited, and is a subsidiary of Man Group plc.

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

Investment in Man-Glenwood Lexington, LLC, and Man-Glenwood Lexington TEI, LLC — The Company values its investments in MGL and TEI at their net asset value, which approximates fair value, as provided by MGL and TEI, respectively.  MGL and TEI invest all or substantially all of their investable assets through an investment in MGLAP.  MGL and TEI value their investments in MGLAP at their pro rata interest in the net assets of that entity.  Investments held by MGLAP are limited partnerships and other pooled vehicles (collectively, the “investment funds”) and are valued at fair value.  The fair value of certain of the investments in the underlying investment funds, which may include private placements and other securities for which values are not readily available, are determined in good faith by the investment advisers of the respective underlying investment funds and are evaluated by the Managing Member and adjusted, if appropriate, to reflect fair value.  The fair values may differ significantly from the values that would have been used had a ready market existed for these investments, and these differences could be material.  Net asset valuations are provided monthly or quarterly by these investment funds.  Distributions received by MGLAP, which are identified by the underlying investment funds as a return of capital, whether in the form of cash or securities, are applied as a reduction of the investment’s carrying value.

The Company pays MGL and TEI approximately 2.25% per annum of its investment balance for management, investor servicing and administrative fees. These fees are deducted directly from the Company’s investment balance and, therefore, included in net realized gain (loss) or net change in unrealized appreciation in the statement of operations. Prior to January 1, 2009, such fees and expenses were approximately 3% per annum of the aggregate value of Man-AHL 130’s investment in MGL and TEI.

Expenses — Class A Series 1 and Class B Series 1 units are subject to a 1.25% per annum client servicing fee payable to MII, calculated monthly and paid quarterly in arrears, on the month-end net asset value of Class A Series 1 and Class B Series 1 units, respectively, subject to a maximum aggregate commission receipt to MII of 10% of the subscription price of all units.  Class A Series 2 and Class B Series 2 are not charged a client servicing fee.

The Company is responsible for paying its own operating expenses, including professional fees, administrative fees and custody fees.  Prior to April 1, 2009, operating expenses in excess of 0.50% per annum of net asset value were reimbursed by the Managing Member. Effective April 1, 2009, these expenses are no longer reimbursed.

The Company pays MI USA a management fee at the rate of 0.75% per annum on the month-end net asset value of all outstanding units determined as of the end of each month (before the redemption of any units) and payable quarterly in arrears. The Company pays Man-AHL (USA) Limited a management fee of 2% per annum on the notional value of Company’s allocation to the AHL Diversified Program (the “AHL Account”), which approximates the Company’s net asset value, calculated and paid monthly. In addition, Man-AHL (USA) Limited is entitled to a monthly incentive fee of 20% of any “new net profits” attributable to the net asset value of the AHL Account, subject to a “high water mark”.

Derivative Contracts — The Company enters into derivative contracts (“derivatives”) for trading purposes. Derivatives traded by the Company include futures contracts and forward contracts. The Company records derivatives at fair value. Futures contracts, which are traded on a national exchange, are valued at the settlement price as of the valuation day, or if no sale occurred on such day, at the settlement price on the most recent date on which a sale occurred. Forward contracts, which are not traded on a national exchange, are valued at fair value using current market quotations provided by brokers.

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

		Fair Value Measurements

		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
	Value as of	Identical Assets	Inputs	Inputs
Description	June 30, 2009	(Level 1)	(Level 2)	(Level 3)

Net unrealized trading gains on open futures contracts	$339,226	$339,226	$—	$—

Net unrealized trading gains on open forward contracts	(183,487)	—	(183,487)	—

Investment in Man-Glenwood Lexington, LLC	4,526,594	—	—	4,526,594

Investment in Man-Glenwood Lexington TEI, LLC	4,398,587	—	—	4,398,587

Cash equivalents (money market account)	18,402,430	18,402,430	—	—

Total	$27,483,350	$18,741,656	$(183,487)	$8,925,181

The following is a reconciliation of the investments in which significant unobservable inputs (Level 3) were used in determining value (see Note 2):

	For the three		For the three
Man-Glenwood	months ended	Man-Glenwood	months ended
Lexington, LLC	June 30, 2009	Lexington TEI , LLC	June 30, 2009

Beginning Balance as of 4/1/09	$5,691,325	Beginning Balance as of 4/1/09	$4,455,049
Realized loss	(149,691)	Realized loss	(9,465)
Change in unrealized appreciation	272,947	Change in unrealized appreciation	100,808
Net purchase/sales	(1,287,987)	Net purchase/sales	(147,805)
Net transfers in and/or out of Level 3	—	Net transfers in and/or out of Level 3	--
Ending Balance as of 6/30/09	$4,526,594	Ending Balance as of 6/30/09	$4,398,587
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$272,947	Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$100,808

4.   DERIVATIVE TRANSACTIONS

Effective April 1, 2009, the Company has adopted the provisions of the Statement of Financial Accounting Standard No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 “Accounting for Derivate Instruments and Hedging Activities” (“SFAS No. 133) with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivate instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Adoption of SFAS 161 impacted disclosures only and had no impact on the Company’s financial condition, results of operations or cash flows.

The investment objective of the Company is achieved by participation in the AHL Diversified Program directed on behalf of the Company by Man-AHL (USA) Limited. The AHL Diversified Program is a futures and forward price trend-following trading system, entirely quantitative in nature, and implements trading positions on the basis of statistical analyses of past price histories. The Company is to deliver substantial capital growth for commensurate levels of volatility over the medium term, independent of the movement of the stock and bond markets, through the speculative trading, directly and indirectly, of physical commodities, futures contracts, spot and forward contracts, options on the forgoing, exchanges of futures for physical transactions and other investments on domestic and international exchanges and markets (including the interbank and OTC markets). The AHL Diversified Program trades globally in several market sectors, including, without limitation, currencies, bonds, energies, stocks indices, interest rates, metals and agriculture.

All the strategies and systems of the AHL Diversified Program are designed to target defined volatility levels rather than returns, and the investment process is underpinned by computer-supported analytical instruments and disciplined real-time risk and management information systems.  A proprietary risk measurement method similar to the industry standard “value-at-risk” helps ensure that the rule-based decisions that drive the investment process remain within predefined risk parameters.  Margin-to-equity ratios are monitored daily, and the level of exposure in each market is quantifiable at any time and is adjusted in accordance with market volatility.  Market correlation is closely monitored to prevent over-concentration of risk and ensure optimal portfolio weightings.  Market liquidity is examined with the objective of ensuring that the Company will be able to initiate and close out trades as indicated by AHL Diversified Program’s systems at market prices, while brokerage selection and trade execution are continually monitored with the objective of ensuring quality market access.

During the quarter ended June 30, 2009, the Company traded 11,160 exchange traded future contracts and settled 3,875 OTC forward contracts.

The following table presents the fair value of the Company’s derivative instruments and statement of financial condition location.

Derivatives not designated as hedging instruments under SFAS 133	Asset Derivatives		Liability Derivatives
	June 30, 2009		June 30, 2009
	Statement of Financial Condition	Fair Value **	Statement of Financial Condition	Fair Value **
Open forward contracts	Net unrealized trading gains on open forward contracts	$307,444	Net unrealized trading losses on open forward contracts	$(490,931)
Open futures contracts	Net unrealized trading gains on open futures contracts	520,075	Net unrealized trading losses on open futures contracts	(180.849)
Total Derivatives		$827,519		$(671,780)

** Open forward and future contracts are presented on the gross basis for SFAS 161 purposes. Net unrealized trading gains and losses are netted by counterparty in the Statement of Financial Condition in accordance with FIN 39.

The following table presents the impact of derivative instruments on the statement of operations. The Company did not designate any derivatives as hedging instruments for the three months ended June 30, 2009.

		For the Three Months Ended June 30, 2009
Derivatives not designated as hedging instruments under SFAS 133	Location of gain (loss) recognized in income on derivatives	Gain (loss) on derivatives

Forward contracts	Net realized trading losses on closed contracts	$(581,301)

	Net change in unrealized trading losses on open contracts	222,487

Futures contracts	Net realized trading losses on closed contracts	(1,537,187)

	Net change in unrealized trading losses on open contracts	(74,800)
Total		$(1,970,801)

5.   NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FAS No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The adoption of SFAS 168 will require the Fund to adjust references to authoritative accounting literature in the financial statements, but will not affect the Fund’s financial position or results of operations.

6.   SUBSEQUENT EVENT

As of July 1, 2009, Glenwood Capital Investments, LLC, the Investment Adviser of MGL and TEI, changed its name to Man Investments (USA) LLC and restructured certain aspects of its investment management process.  These changes do not represent a material change in the investment objectives, strategies or operations of the Investment Adviser, but rather, are intended to enable the Company to more fully benefit from the resources made available to the Investment Adviser by certain of its affiliates.

Effective for interim and annual periods ending after June 15, 2009, the Company adopted the provisions in Financial Accounting Standard No. 165 and has evaluated subsequent events through August 14, 2009, the date the financial statements were issued.

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

There have been no material changes with respect to Man-AHL 130’s accounting principles, off-balance sheet arrangements or contractual obligations reported in Man-AHL 130’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Results of Operations

Man-AHL 130 was organized on April 14, 2005 under the Delaware Limited Liability Company Act, and its Registration Statement under the Securities Act of 1933, as amended, became effective on February 1, 2007.  Man-AHL 130 commenced trading operations April 2, 2007 in respect of its Class A Units.  During its operations for the three months ending June 30, 2009, Man-AHL 130 experienced no meaningful periods of illiquidity in any of the markets traded by the AHL Diversified Program.

Due to the nature of Man-AHL 130’s business activities being trading in the futures and forward markets and investing in the Man-Glenwood Funds, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Period ended June 30, 2009:

30-June-09
Ending Equity (Class A Units)	$13,709,576
Ending Equity (Class B Units)	13,814,360
Ending Equity (Total)	$27,523,936

Three months ended June 30, 2009:

Net assets attributable to Class A Units decreased $4,120,085 for the three months ended June 30, 2009.  This decrease was attributable to subscriptions in the amount of $773,666, net redemptions of $3,712,125 and a net loss from operations of $1,181,626.

Net assets attributable to Class B Units decreased $164,234 for the three months ended June 30, 2009.  This decrease was attributable to subscriptions in the amount of $1,936,332, net redemptions of $1,092,603 and a net loss from operations of $1,007,963.

Management Fees of $223,759, Client Servicing Fees of $25,372 (Series 1 Units only) and brokerage commissions of $23,328 were paid or accrued, and interest of $20,273 was earned or accrued on Man-AHL 130’s cash and cash equivalent investments, for the three months ended June 30, 2009.

Man-AHL 130 pays administrative expenses for legal, audit, accounting and administration services, limited to 1/12 of 0.50% per month of Man-AHL 130’s month-end NAV through March 2009.  Effective April 1, 2009, operating expenses in excess of 0.50% per annum of net asset value will no longer be reimbursed by the Managing Member.  Professional and administrative fees and other expenses, paid or accrued, for the three months ended June 30, 2009 were $181,201.

Three months ended June 30, 2009:

During the three month period ended June 30, 2009, the agriculturals component of the AHL Diversified Program produced significant losses, primarily driven by cotton, wheat, coffee and cocoa positions.  Losses were partially recovered in late June as short positions benefited from news that the US had planted much larger areas then expected.  Sugar produced the greatest return as long positions gained from a sustained rally.  The bond sector experienced a loss over the quarter, dragged particularly by April’s negative performance.  The AHL Diversified Program’s long positions in US and European government bonds proved particularly damaging to performance after prices generally fell as risk appetite rose.  Renewed concerns over a dramatic increase in US government bond issuance over the coming months weighed heavily on US treasuries.  In Europe, bond prices slumped after the European Central Bank cut rates by a smaller-than-expected amount.  Elsewhere, long positions in Japanese government bonds were impacted by instable price movements in May.  Profits generated from exposure to Australian bonds over May and June managed to trim losses.  Currency market trading incurred a loss for the quarter as large degree of choppy movements negatively impacted performance and offset gains elsewhere.  The energy sector produced the largest contribution to overall returns this quarter.  Interest rate trading was the principal loss-maker for the quarter.  Primarily long positions in Eurodollar, Euribor and Short Sterling were responsible for the losses as the previously profitable trend reversed in the second half of May and in early June.  However, losses were limited by gains secured in May especially from long positions in Eurodollar, Euribor and Short Sterling.  Metals suffered losses over the quarter with no positions turning a profit for the period.  Base metals produced the worst return with short positions in

Nickel, Aluminum and Copper losing heavily as these commodities climbed on positive manufacturing surveys in the US, Europe and China and a weal US dollar.  Trading in stock indices finished the quarter in negative territory despite accumulating gains in April.  Highly volatile markets since mid May meant the AHL Diversified Program could not benefit from any sustained trends and duly surrendered all earlier profits.  The biggest losses were from exposure to the S&P 500.  Despite the index having its best quarter since 1998, choppy trading meant the AHL Diversified Program was unable to lock-in these gains.

During the period ended June 30, 2009, the Man-Glenwood Funds’ commodity and macro managers ended the quarter in positive territory as profits generated in May were able to offset the losses suffered in April and June.  Managers that returned gains in May generally did so by capitalizing on the US yield curve steepening, the rally energy prices and depreciation of the US dollar against most major currencies.The distressed & credit style was the strongest contributor to the portfolio’s performance in the second quarter backed by strong credit markets.  Credit indices across the investment grade, high-yield, leveraged loan sectors posted one of their strongest quarters on record, with signs that the market believes the globally coordinated monetary and fiscal stimulus has caused the financial system to avert a more prolonged crisis.  The equity hedge style struggled during the first month of the quarter as short sellers sustained heavy losses as did other managers with large short exposures that tended to focus on what had been the weakest sectors year-to-date.  Event driven manages delivered solid performance over the quarter helped by a strong April and May as the broad-based rally across asset classes generally benefited long-biased managers.  The relative value style continued to make significant headway in the second quarter as the market rally coincided with nascent pattern of normalization across risk assets.  Credit markets embraced the positive sentiment enveloping equities and spreads are tighter across all major indices.  Variable equity managers produced positive returns each month on the quarter as they were able to benefit from the market rally in global equities.

Three months ended June 30, 2008:

Net assets attributable to Class A Units increased $1,447,184 for the three months ended June 30, 2008.  This increase was attributable to subscriptions in the amount of $499,666 and a net gain from operations of $947,518.

Net assets attributable to Class B Units increased $5,503,046 for the three months ended June 30, 2008.  This increase was attributable to subscriptions in the amount of $5,285,123 and a net gain from operations of $217,923.

Management Fees of $174,478, Incentive Fees of $272,111, Client Servicing Fees of $7,496 (Series 1 Units only) and brokerage commissions of $31,668 were paid or accrued, and interest of $85,534 was earned or accrued on Man-AHL 130’s cash and cash equivalent investments, for the three months ended June 30, 2008.

Man-AHL 130 pays administrative expenses for legal, audit, accounting and administration services, limited to 1/12 of 0.50% per month of Man-AHL 130’s month-end NAV through March 2009.  Professional and administrative fees and other expenses, paid or accrued, for the three months ended June 30, 2008 were $127,698, which were offset in part by reimbursement from the Managing Member in the amount of $93,922.

Three months ended June 30, 2008:

During the three month period ended June 30, 2008, the agriculturals component of the AHL Diversified Program returned a profit as long positions in corn led performance.  On the downside, short positions in wheat incurred losses after the commodity rallied in June. Long positions in cocoa made gains, predominantly in June. Bond trading posted a loss as gains in European bonds were offset by losses in Japanese government bonds and US Treasuries.  Short positions in Euro-Bund, Euro-Schatz and Euro-BOBL profited.  However, losses in April affected returns after long Japanese bonds experienced a large-

scale sell-off as annual inflation hit a 10-year high.  Later in the period, short positions in Japanese bonds suffered as yields fell. Trading in US Treasuries was also negative as a choppy environment led to losses in both long and short positions. Currency trading finished the quarter flat as gains from long Brazilian real and Australian dollar trades against the US dollar were offset by losses realized from short Japanese yen and British pound positions against the US dollar as well as unfavorable results from Swiss franc trading against the US dollar.  Trading within the energy sector secured the largest gains over the 2nd quarter of 2008 as all markets posted gains.  Long natural gas positions also added strong profits over the quarter as prices rose 31%, peaking at US $13.353. Long positions in other crude oil distillates such as RBOB gasoline, heating oil and gas oil also posted strong profits over the quarter.  Interest rates trading performed well, driven by short positions in Euribor and Short Sterling contracts, although towards the end of the quarter short positions in Eurodollar contracts produced losses. Metals trading posted a flat return.  Base metals contributed profits with long positions in copper and aluminum paying off well, while short positions in zinc supported well.  However, precious metals offset gains after long gold trades suffered from a drop in prices to around US $850 at the beginning of May.  Towards the end of the period, gold started to recover. Stock trading incurred a loss, with trades in the Nikkei 225 and Topix 100 indices proving to be the main detractors to performance. Short equity positions, particularly in the Japanese indices mentioned above, suffered in April and May.  However, in June, global equities plummeted. As a result long positions in a number of headline bourses, such as the Nasdaq 100, detracted from performance.

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

ITEM 3.                   Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4T.                Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no significant changes in Man-AHL 130’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                     Legal Proceedings.

None.

Item 1A. Risk Factors

Not required.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           There were no sales of unregistered securities during the period covered by this Report.

(b)           Information required by Regulation S-K 701(f):

(1) The use of proceeds information is being disclosed for Registration Statement No. 333-126172 declared effective on July 31, 2009.

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

(iii) Man-AHL 130 has registered Class A Units of Limited Liability Company Interest and Class B Units of Limited Liability Company Interest.

(iv) Man-AHL 130 has registered 500,000 Class A Units and 500,000 Class B Units to be sold initially at $100 per Unit and, thereafter, at the month-end net asset value per outstanding Unit as of each month-end.  The aggregate initial offering price of each Class of Units registered is $50,000,000.  As of June 30, 2009, Man-AHL 130 completed the sale of 172,891.65 Class A Units and the aggregate offering price of the amount of Class A Units sold was $17,914,482 and 121,636.17 Class B Units and the aggregate offering price of the amount of Class B Units sold was $15,853,880.15.

(v) As of June 30, 2009, no expenses were incurred for the account of Man-AHL 130.

(vi) Net offering proceeds to Man-AHL 130 as of June 30, 2009 were $33,768,326.

(vii) As of June 30, 2009, the amount of net offering proceeds to Man-AHL 130 for commodity futures and forward trading and investment in the Man-Glenwood Funds totaled $33,768,326.

(viii) Not applicable.

(c)           Pursuant to Man-AHL 130’s Limited Liability Company Agreement, Unitholders may redeem their Units at the end of each calendar quarter at the then current quarter-end Net Asset Value per Unit.  If quarter-end redemptions are requested for more than 15% of Man-AHL 130’s total then-outstanding Units, each redemption request will be reduced pro rata so that only 15% of Man-AHL 130’s total then-outstanding Units are redeemed.  In order to pay redemption proceeds, it may be necessary for Man-AHL 130 to tender for repurchase a portion of its investment in the Man-Glenwood Funds.  Each Man-Glenwood Fund generally withholds 5% of the proceeds of a total repurchase from such Man-Glenwood

Fund until the completion of the Man-Glenwood Fund’s annual audit.  The amount withheld from a total repurchase by Man-AHL 130 from the Man-Glenwood Funds will be approximately 1.5% of a Unitholder’s total investment.  Rather than withhold redemption proceeds from Unitholders redeeming Units, however, the Managing Member intends to pay the full redemption amount due to redeeming Unitholders and the amount subsequently paid to Man-AHL 130 by the Man-Glenwood Funds from the amount withheld will be a general asset of Man-AHL 130.  Other than any affect of the foregoing, the redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.  The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended June 30, 2009:

Date of Redemption:	Class A Units Amount Redeemed:	Class B Units Amount Redeemed:
April 30, 2009	$0	$0
May 31, 2009	$0	$0
June 30, 2009	$3,712,125	$1,092,603
TOTAL	$3,712,125	$1,092,603

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

10.03(a)            Amendment to the Form of Trading Advisory Agreement.

The following exhibit is incorporated by reference from the exhibit of the same number and description filed with Post-Effective Amendment No. 2 to Man-AHL 130’s Registration Statement (File No. 333-126172) filed July 18, 2008 on Form S-1 under the Securities Act of 1933.

10.06	Form of Trading Advisory Agreement between the Registrant and Man Investments Limited.

The following exhibits are incorporated by reference from the exhibit of the same number and description filed with Post-Effective Amendment No. 3 to Man-AHL 130’s Registration Statement (File No. 333-126172) filed July 6, 2009 on Form S-1 under the Securities Act of 1933.

3.02	Limited Liability Company Agreement of the Registrant.
10.05	Form of Application and Power of Attorney.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2009.

Man-AHL 130, LLC (Registrant)

By: Man Investments (USA) Corp. Managing Member

By:	/s/ Andrew Stewart
President, Director, Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)

By:	/s/ Alicia B. Derrah
Director, Vice President, Chief Financial Officer and Secretary Principal Financial and Accounting Officer)

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