Form 10-Q
period 2009-09-30
MAN-AHL 130, LLC
filed 2009-11-16
CIK 1326101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Man-AHL 130, LLC

STATEMENTS OF FINANCIAL CONDITION (a)
STATEMENTS OF OPERATIONS (b)
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (c)
STATEMENTS OF CASH FLOWS (c)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(a)	At September 30, 2009 (unaudited) and March 31, 2009
(b)	For the three months ended September 30, 2009 and 2008 (unaudited) and for the six months ended September 30, 2009 and 2008 (unaudited)
(c)	For the six months ended September 30, 2009 and 2008 (unaudited)

STATEMENTS OF FINANCIAL CONDITION

ASSETS:	September 30, 2009(Unaudited)	March 31, 2009
Equity in forwards and commodity futures trading accounts: Net unrealized trading gains on open Derivatives contracts	$1,289,652	$414,026
Due from broker	2,794,184	2,645,663

Investment in Man-Glenwood Lexington, LLC, at fair value (cost $3,451,942 and $6,490,273, respectively)	3,156,795	5,691,325
Investment in Man-Glenwood Lexington TEI, LLC, at fair value (cost $4,575,457 and $4,837,500, respectively)	4,387,086	4,455,049
Cash and cash equivalents	16,639,504	19,860,608
Advance subscription to Man-Glenwood Lexington LLC	76,513	-
Advance subscription to Man-Glenwood Lexington TEI, LLC	84,387	-
Redemption receivable from Man-Glenwood Lexington, LLC	1,463,816	101,560
Redemption receivable from Man-Glenwood Lexington TEI, LLC	135,945	-
Expense reimbursement receivable	--	240,424
Interest receivable	322	171
TOTAL	$30,028,204	$33,408,826

LIABILITIES & MEMBERS’ EQUITY:

Equity in forwards and commodity futures trading accounts:
Net unrealized trading losses on open derivatives contracts	$--	$405,974
Redemptions payable	3,791,630	156,281
Accrued professional fees payable	291,578	89,875
Subscriptions received in advance	122,000	744,666
Management fees payable	103,097	115,512
Accrued administrative fees payable	87,500	62,500
Client servicing fees payable	27,259	22,960
Other liabilities	35,364	2,803
Total liabilities	4,458,428	1,600,571

MEMBERS’ EQUITY

Class A Series 1 Members
(9,148.628 and 6,099.598 units outstanding, respectively)	1,149,805	802,089

Class A Series 2 Members
(74,171.432 and 126,703.991 units outstanding, respectively)	9,586,506	17,027,572

Class B Series 1 Members
(57,051.299 and 48,348.641 units outstanding, respectively)	7,183,016	6,379,233

Class B Series 2 Members
(59,085.382 and 56,356.575 units outstanding, respectively)	7,650,449	7,599,361

Total Members’ equity	25,569,776	31,808,255

TOTAL	$30,028,204	$33,408,826

NET ASSET VALUE PER UNIT OUTSTANDING – CLASS A SERIES 1 MEMBERS	$125.68	$131.50

NET ASSET VALUE PER UNIT OUTSTANDING – CLASS A SERIES 2 MEMBERS	$129.25	$134.39

NET ASSET VALUE PER UNIT OUTSTANDING – CLASS B SERIES 1 MEMBERS	$125.90	$131.94

NET ASSET VALUE PER UNIT OUTSTANDING – CLASS B SERIES 2 MEMBERS	$129.48	$134.84

See notes to financial statements

MAN-AHL 130, LLC

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

INVESTMENT INCOME:
Interest income	$19,904	$92,056	$40,177	$177,590

EXPENSES:
Management fees	197,878	196,302	421,637	370,780
Incentive fees	-	-	-	272,111
Client serciving fees	27,275	12,330	52,647	19,826
Brokerage commission	23,360	34,999	46,688	66,667
Professional fees	117,250	87,250	234,500	174,500
Administrative fees	37,500	37,500	75,000	75,500
Other	36,622	2,909	63,073	5,855

TOTAL EXPENSES	439,885	371,290	893,545	984,739

Less reimbursed expenses	-	(92,646)	-	(186,568)

Net expenses	439,885	278,644	893,545	798,171

NET INVESTMENT LOSS	(419,981)	(186,588)	(853,368)	(620,581)

NET REALIZED AND UNREALIZED GAINS
(LOSSES) ON INVESTMENT AND FOREIGN
CURRENCY:

Net realized trading losses on closed
derivatives contracts and foreign currency
transactions	(148,676)	(2,713,236)	(2,267,164)	(1,323,999)
Net change in unrealized trading gains (losses) on open
derivatives contracts and translations of assets
and liabilities denominated in foreign currencies	1,133,913	(175,766)	1,281,600	(46,419)
Net realized losses on investment in
Man-Glenwood Lexington, LLC	(136,838)	(33,762)	(286,529)	(33,762)
Net realized losses on investment in
Man-Glenwood Lexington TEL, LLC	(5,828)	--	(15,293)	--
Net change in unrealized (depreciation) on
investment in Man-Glenwood Lexington, LLC	230,854	(720,413)	503,801	(645,508)
Net change in unrealized appreciation (depreciation) on
investment in Man-Glenwoor Lexington TEL, LLC	93,272	(279,394)	194,080	(273,449)

NET REALIZIED AND UNREALIZED GAINS (LOSSES)
ON INVESTMENTS AND FOREIGN CURRENCY
	1,166,697	(3,922,571)	(589,505)	(2,323,137)

Net income (loss)	$746,716	$(4,109,159)	$(1,442,873)	$(2,943,718)

Net income (loss) per unit outstanding-Class A Series 1	$3.04	$(18.59)	$(4.30)	$(17.57)

Net income (loss) per unit outstanding-Class A Series 2	$3.50	$(19.01)	$(6.74)	$(13.20)

Net income (loss) per unit outstanding-Class B Series 1	$2.91	$(16.47)	$(5.50)	$(17.48)

Net income (loss) per unit outstanding-Class B Series 2	$3.39	$(17.07)	$(5.52)	$(16.14)

See notes to financial statements.

MAN-AHL 130, LLC

STATEMENTS OF CHANGES IN MEMBERS' EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

	CLASS A SERIES 1		CLASS A SERIES 2		CLASS B SERIES 1		CLASS B SERIES 2		TOTAL

	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members' equity at April 1, 2009	$802,089	6,099.598	$17,027,572	126,703.991	$6,379,233	48,348.641	$7,599,361	56,356.575	$31,808,255	237,508.805

Subscriptions	758,666	5,941.460	65,000	486.642	1,525,077	10,865.537	1,592,910	12,310.030	3,941,653	29,603.669

Redemptions	(363,518)	(2,892.430)	(6,749,392)	(53,019.201)	(412,730)	(2,162.879)	(1,211,619)	(9,581.223)	(8,737,259)	(67,655.733)

Net loss	(47,432)	—	(756,674)	—	(308,564)	—	(330,203)	—	(1,442,873)	—

Members' equity at September 30, 2009	$1,149,805	9,148.628	$9,586,506	74,171.432	$7,183,016	57,051.299	$7,650,449	59,085.382	$25,569,776	199,456.741

NET ASSET VALUE PER UNIT OUTSTANDING AT SEPTEMBER 30, 2009	$125.68		$129.25		$125.90		$129.48

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

	CLASS A SERIES 1		CLASS A SERIES 2		CLASS B SERIES 1*		CLASS B SERIES 2*		TOTAL

	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members' equity at April 1, 2008	$348,997	2,647.132	$20,059,635	150,751.032	$—	—	$—	—	$20,408,632	153,398.164

Subscriptions	436,900	3,329.940	835,416	6,367.289	4,516,230	35,057.408	5,504,343	41,854.254	11,292,889	86,608.891

Redemptions	—	—	—	—	—	—	(125,000)	(1,038.430)	(125,000)	(1,038.430)

Net income	(79,525)	—	(2,036,806)	—	(361,255)	—	(466,162)	—	(2,943,718)	—

Members' equity at September 30, 2008	$706,372	5,977.072	$18,858,245	157,118.321	$4,155,005	35,057.408	$4,913,181	40,815.824	$28,632,803	238,968.625

NET ASSET VALUE PER UNIT OUTSTANDING AT SEPTEMBER 30, 2008	$118.18		$120.03		$118.52		$120.37

*Class B Series 1 and Class B Series 2 commenced trading on April 1, 2008.
See notes to financial statements.

MAN-AHL 130, LLC

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended September 30, 2009	For the six months ended September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,442,873)	$(2,943,718)
Adjustments to reconcile net loss to Net cash used in operating activities: Net change in unrealized trading gains (losses) on open derivatives contracts and translation of assets and liabilities denominated in foreign currencies	(1,281,600)	46,419
Purchase of investment in Man-Glenwood Lexington, LLC	(76,513)	(594,000)
Sale of investment in Man-Glenwood Lexington, LLC	1,389,546	160,000
Purchase of investment in Man-Glenwood Lexington TEI, LLC	(121,387)	(3,094,500)
Sale of investment in Man-Glenwood Lexington TEI, LLC	147,805	-
Net realized losses on investment in Man-Glenwood Lexington, LLC	286,529	33,762
Net realized losses on investment in Man-Glenwood Lexington TEI, LLC	15,293	-
Net change in unrealized (appreciation) depreciation on investment in Man-Glenwood Lexington, LLC	(503,801)	645,508
Net change in unrealized (appreciation) depreciation on investment in Man-Glenwood Lexington TEI, LLC	(194,080)	273,449
Changes in:
Due from broker	(148,521)	(982,692)
Expense reimbursement receivable	240,424	21,444
Interest receivable	(151)	3,626
Management fees payable	(12,415)	(33,615)
Incentive fees payable	--	(598,100)
Brokerage commissions payable	--	(96,585)
Accrued professional fees payable	201,703	19,773
Accrued administrative fees payable	25,000	(36,371)
Client servicing fees payable	4,299	11,264
Other liabilities	32,561	-

Net cash used in operating activities	(1,438,181)	(7,164,336)

FINANCING ACTIVITIES:
Capital subscriptions	3,318,987	12,822,973
Capital redemptions	(5,101,910)	--

Net cash provided by (used in) financing activities	(1,782,923)	12,822,973

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,221,104)	5,658,637

CASH AND CASH EQUIVALENTS – Beginning of period	19,860,608	13,883,114

CASH AND CASH EQUIVALENTS – End of period	$16,639,504	$19,541,751

See notes to financial statements

MAN-AHL 130, LLC
(A Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL 130, LLC’s (the “Company”) financial condition at September 30, 2009 and the results of its operations for the three months ended September 30, 2009 and 2008 and six months ended September 30, 2009 and 2008.  These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2009.  The March 31, 2009 information has been derived from the audited financial statements as of March 31, 2009.

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

Man Investments (USA) LLC (“MI USA LLC”) (formerly known as Glenwood Capital Investments, LLC) acts as the Investment Adviser to MGL and TEI. MI USA LLC is an Illinois limited liability company and is registered with the CFTC as a commodity pool operator and with the SEC as an investment adviser. MI USA LLC is an affiliate of Man Investments (USA) Corp. (the “Managing Member”) and Man-AHL (USA) Limited, and is a subsidiary of Man Group plc.

MGL and TEI achieve their investment objective through an investment in Man-Glenwood Lexington Associates Portfolio, LLC (the “Portfolio Company” or “MGLAP”), which allocates its capital among a series of underlying funds.  MI USA LLC acts as an investment adviser to the Portfolio Company in addition to the services it provides to MGL and TEI.

2.	SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The following are significant accounting policies adopted by the Company.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles (“ASC 105”) (formerly Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement  No. 162,) which establishes the FASB Accounting Standards Codification (the “Codification”or “ASC”) as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of this statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The adoption of ASC 105 required the Company to adjust references to authoritative accounting literature in the financial statements, but did not affect the Company’s financial position or results of operations.  The Company has implemented the Codification as of September 30, 2009.

Use of Estimates — The preparation of financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the period. Actual results could differ from those estimates.

Due from broker – Due from broker consists of balances due from MF Global, Inc. (“MFG”), Credit Suisse, JPMorgan Chase and Royal Bank of Scotland.  In general, the brokers pay the Company interest monthly, based on agreed upon rates, on the Company’s average daily balance.

MFG is registered with the CFTC as a futures commission merchant and is a member of the NFA.

Amounts due from broker include cash held at brokers and cash posted as collateral or variation margin.  Included in due from broker on the statements of financial condition is $769,261 of cash restricted as collateral held or variation margin.

Investment in Man-Glenwood Lexington, LLC, and Man-Glenwood Lexington TEI, LLC — The Company values its investments in MGL and TEI at their net asset value, which approximates fair value, as provided by MGL and TEI, respectively.  MGL and TEI invest all or substantially all of their investable assets through an investment in MGLAP.  MGL and TEI value their investments in MGLAP at their pro rata interest in the net assets of that entity.  Investments held by MGLAP are limited partnerships and other pooled vehicles (collectively, the “investment funds”) and are valued at fair value.  The fair value of certain of the investments in the underlying investment funds, which may include private placements and other securities for which values are not readily available, are determined in good faith by the investment advisers of the respective underlying investment funds and are evaluated by MI USA LLC and adjusted, if appropriate, to reflect fair value.  The fair values may differ significantly from the values that would have been used had a ready market existed for these investments, and these differences could be material.  Net asset valuations are provided monthly or quarterly by these investment funds.  Distributions received by MGLAP, which are identified by the underlying investment funds as a return of capital, whether in the form of cash or securities, are applied as a reduction of the investment’s carrying value.

The Company pays MGL and TEI approximately 2.25% per annum of its investment balance for management, investor servicing and administrative fees. These fees are deducted directly from the Company’s investment balance and, therefore, included in net realized gain (loss) or net change in unrealized appreciation in the statements of operations. Prior to January 1, 2009, such fees and expenses were approximately 3% per annum of the aggregate value of Man-AHL 130’s investment in MGL and TEI.

Expenses — Class A Series 1 and Class B Series 1 units are subject to a 1.25% per annum client servicing fee payable to Man Investments, Inc. (“MII”), calculated monthly and paid quarterly in arrears, on the month-end net asset value of Class A Series 1 and Class B Series 1 units, respectively, subject to a maximum aggregate commission receipt to MII of 10% of the subscription price of all units.  Class A Series 2 and Class B Series 2 are not charged a client servicing fee.

The Company is responsible for paying its own operating expenses, including professional fees, administrative fees and custody fees.  Prior to April 1, 2009, operating expenses in excess of 0.50% per annum of net asset value were reimbursed by the Managing Member. Effective April 1, 2009, these expenses are no longer reimbursed.

The Company pays the Managing Member a management fee at the rate of 0.75% per annum on the month-end net asset value of all outstanding units determined as of the end of each month (before the redemption of any units) and payable quarterly in arrears. The Company pays Man-AHL (USA) Limited a management fee of 2% per annum on the notional value of Company’s allocation to the AHL Diversified Program (the “AHL Account”), which approximates the Company’s net asset value, calculated and paid monthly. In addition, Man-AHL (USA) Limited is entitled to a monthly incentive fee of 20% of any “new net profits” attributable to the net asset value of the AHL Account, subject to a “high water mark”.

Derivative Contracts — The Company enters into derivative contracts (“derivatives”) for trading purposes. Derivatives traded by the Company include futures contracts and forward contracts. The Company records derivatives at fair value. Futures contracts, which are exchange-traded, are valued at the settlement price as of the valuation day, or if no sale occurred on such day, at the settlement price on the most recent date on which a sale occurred. Forward contracts, which are not exchange-traded, are valued at fair value using current market quotations provided by brokers.

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

		Fair Value Measurements

		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
	Value as of	Identical Assets	Inputs	Inputs
Description	September 30, 2009	(Level 1)	(Level 2)	(Level 3)

Net unrealized trading gains on open futures contracts	$1,047,967	$1,047,967	$—	$—

Net unrealized trading gains on open forward contracts	241,685	—	241,685	—

Investment in Man-Glenwood Lexington, LLC	3,156,795	—	—	3,156,795

Investment in Man-Glenwood Lexington TEI, LLC	4,387,086	—	—	4,387,086

Cash equivalents*	13,917,722	13,917,722	—	—

Total	$22,751,255	$14,965,689	$241,685	$7,543,881

* Represents money market fund included in cash and cash equivalents on statement of financial condition.

The following is a reconciliation of the investments in which significant unobservable inputs (Level 3) were used in determining value (see Note 2):
Man-Glenwood Lexington, LLC	For the three months ended September 30, 2009	Man-Glenwood Lexington TEI, LLC	For the three months ended September 30, 2009
Beginning Balance as of 7/1/09	$4,526,594	Beginning Balance as of 7/1/09	$4,398,587
Realized loss	(136,838)	Realized loss	(5,828)
Change in unrealized appreciation	230,854	Change in unrealized appreciation	93,272
Net purchase/sales	(1,463,815)	Net purchase/sales	(98,945)
Net transfers in and/or out of Level 3	—	Net transfers in and/or out of Level 3	—
Ending Balance as of 9/30/09	$3,156,795	Ending Balance as of 9/30/09	$4,387,086

Changes in unrealized gains (losses) Included in earnings related to Investments still held at reporting date	$230,854	Changes in unrealized gains (losses) Included in earnings related to Investments still held at reporting date	$93,272

Man-Glenwood Lexington, LLC	For the six months ended September 30, 2009	Man-Glenwood Lexington TEI, LLC	For the six months ended September 30, 2009
Beginning Balance as of 4/1/09	$5,691,325	Beginning Balance as of 4/1/09	$4,455,049
Realized loss	(286,529)	Realized loss	(15,293)
Change in unrealized appreciation	503,801	Change in unrealized appreciation	194,080
Net purchase/sales	(2,751,802)	Net purchase/sales	(246,750)
Net transfers in and/or out of Level 3	—	Net transfers in and/or out of Level 3	—
Ending Balance as of 9/30/09	$3,156,795	Ending Balance as of 9/30/09	$4,387,086

Changes in unrealized gains (losses) Included in earnings related to Investments still held at reporting date	$503,801	Changes in unrealized gains (losses) Included in earnings related to Investments still held at reporting date	$194,080

4.   DERIVATIVE TRANSACTIONS

The Company has adopted the provisions of FASB ASC 815, Derivatives and Hedging (“ASC 815”) (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 133”)).  ASC 815 intends to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivate instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Adoption of ASC 815 impacted disclosures only and had no impact on the Company’s financial condition, results of operations or cash flows.

The Company participates in the AHL Diversified Program directed on behalf of the Company by Man-AHL (USA) Limited. The AHL Diversified Program is a futures and forward price trend-following trading system, entirely quantitative in nature, and implements trading positions on the basis of statistical analyses of past price histories. The investment objective of the AHL Diversified Program is to deliver substantial capital growth for commensurate levels of volatility over the medium term, independent of the movement of the stock and bond markets, through the speculative trading, directly and indirectly, of physical commodities, futures contracts, spot and forward contracts, options on the foregoing, exchanges of futures for physical transactions and other investments on domestic and international exchanges and markets (including the interbank and OTC markets). The AHL Diversified Program trades globally in several market sectors, including, without limitation, currencies, bonds, energies, stocks indices, interest rates, metals and agriculture.

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

During the three months ended September 30, 2009, the Company traded 10,901 exchange traded future contracts and settled 5,974 OTC forward contracts.  During the six months ended September 30, 2009, the Company traded 22,061 exchange traded future contracts and settled 9,849 OTC forward contracts.

For exchange-traded contracts, the clearing organization functions as the counterparty of specific transactions and, therefore, bears the risk of delivery to and from counterparties to specific positions, which mitigates the credit risk of these instruments.  At September 30, 2009 and March 31, 2009, estimated credit risk with regard to forward contracts was $241,685 and $414,026, respectively.

The following table presents the fair value of the Company’s derivative instruments and statements of financial condition location.

	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments
	September 30, 2009		September 30, 2009
	Statement of Financial Condition	Fair Value**	Statement of Financial Condition	Fair Value**
Open forward contracts
	Net unrealized trading gains on open forward contracts	$ 894,463	Net unrealized trading losses on open forward contracts	$ (652,778)
Open futures contracts	Net unrealized trading gains on open futures contracts	1,115,540	Net unrealized trading losses on open futures contracts	(67,573)
Total Derivatives		$ 2,010,003		$ (720,351)

** Open forward and future contracts are presented on the gross basis for the purposes of the tables above. Net unrealized trading gains and losses are netted by counterparty and presented in the statement of financial condition in accordance with generally accepted accounting principles related to the right of offset.

The following table presents the impact of derivative instruments on the statement of operations. The Company did not designate any derivatives as hedging instruments for the three months ended September 30, 2009 or six months ended September 30, 2009.

		For the Three Months Ended September 30, 2009
Derivatives not designated as hedging instruments	Location of gain (loss) recognized in Income on Derivatives	Gain (Loss) on Derivatives

Forward Contracts	Net realized trading gains on closed contracts	$69,947
	Net change in unrealized trading gains (losses) on open contracts	425,172
Futures Contracts	Net realized trading losses on closed contracts	(218,623)
	Net change in unrealized trading gains (losses) on open contracts	708,741
Total		$985,237

		For the Six Months Ended September 30, 2009
Derivatives not designated as hedging instruments	Location of gain (loss) recognized in Income on Derivatives	Gain (Loss) on Derivatives

Forward Contracts	Net realized trading gains on closed contracts	$(511,354)
	Net change in unrealized trading gains (losses) on open contracts	647,659
Futures Contracts	Net realized trading losses on closed contracts	(1,755,810)
	Net change in unrealized trading gains (losses) on open contracts	633,941
Total		$(985,564)

5.   SUBSEQUENT EVENT

Effective for interim and annual periods ending after June 15, 2009, the Company adopted the provisions of ASC 855, Subsequent Events (“ASC 855”) (formerly, SFAS No. 165, Subsequent Events), and has evaluated subsequent events through November 16, 2009, the date the financial statements were issued.

6.   NEW ACCOUNTING PRONOUNCEMENT

In September 2009, the FASB issued Accounting Standard Update No. 2009-12, Investments in Certain Entities that Calculate Net Asset value per share (or its equivalent), an amendment of Fair Value Measurements and Disclosure (Topic 820), or ASU 2009-12. This amendment provides additional guidance on using the net asset value per share, provided by an investee, when estimating the fair value of an alternate investment that does not have a readily determinable fair value and enhances the disclosures concerning these investments. Examples of alternate investments, within the scope of this amendment, include investments in hedge funds, private equity funds, real estate funds, and venture capital partnerships. This amendment is effective for interim and annual periods ending after December 15, 2009. As of September 30, 2009, the fair value of the Company’s investment in Man-Glenwood Lexington, L.L.C. and Man-Glenwood Lexington TEI, L.L.C. was measured using the net asset value of the fund as reported by the fund’s investment advisor.  The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Reference is made to Item 1, “Financial Statements.”  The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Operational Overview

Man-AHL 130, LLC (“Man-AHL 130”) is a speculative managed futures fund which trades pursuant to the AHL Diversified Program, directed on behalf of Man-AHL 130 by Man-AHL (USA) Limited and Man Investments Ltd.  The AHL Diversified Program is a futures and forward price trend-following trading system, entirely quantitative in nature, and implements trading positions on the basis of statistical analyses of past price histories.  The AHL Diversified Program is proprietary and confidential, so that substantially the only information that can be furnished regarding Man-AHL 130’s results of operations is contained in the performance record of its trading.  Past performance is not necessarily indicative of its future results.  Man Investments (USA) Corp., the managing member of Man-AHL 130 (the “Managing Member”) does believe, however, that there are certain market conditions, for example, markets with pronounced price trends, in which Man-AHL 130 has a greater likelihood of being profitable than in other market environments.

Capital Resources and Liquidity

Due to the low margins required to support futures and forward trading, only approximately 10% to 20% of the capital of a managed futures fund such as Man-AHL 130 is needed to margin its positions.  Man-AHL 130 holds most of its capital in cash and cash equivalents while investing approximately 30% of such capital in Man-Glenwood Lexington, LLC or Man-Glenwood Lexington TEI, LLC (collectively, the “Man-Glenwood Funds”), registered investment companies managed by MI USA LLC both for profit potential and diversification purposes.  Man-AHL 130’s investment in the Man-Glenwood Funds cannot be used to margin its futures trading and would be liquidated to the extent that the Managing Member was able to do so and deemed it advisable to do so to support Man-AHL 130’s futures trading.  The Managing Member is under no obligation to maintain Man-AHL 130’s investment in the Man-Glenwood Funds, and may reduce or eliminate such investment at any time through the Man-Glenwood Funds’ quarterly tender process.

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

Results of Operations

Man-AHL 130 was organized on April 14, 2005 under the Delaware Limited Liability Company
Act, and its Registration Statement under the Securities Act of 1933, as amended, became effective on February 1, 2007.  Man-AHL 130 commenced trading operations April 2, 2007 in respect of its Class A Units.  During its operations for the three months and six months ending September 30, 2009, Man-AHL 130 experienced no meaningful periods of illiquidity in any of the markets traded by the AHL Diversified Program.

Due to the nature of Man-AHL 130’s business activities being trading in the futures and forward markets and investing in the Man-Glenwood Funds, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Period Ended September 30, 2009:

30-September-09
Ending Equity (Class A Units)	$10,736,311
Ending Equity (Class B Units)	14,833,465
Ending Equity (Total)	$25,569,776

Three months ended September 30, 2009:

Net assets attributable to Class A Units decreased $2,973,265 for the three months ended September 30, 2009.  This decrease was attributable to subscriptions in the amount of $50,000, net redemptions in the amount of $3,400,785 and a net gain from operations of $377,520.

Net assets attributable to Class B Units increased $1,019,105 for the three months ended September 30, 2009.  This increase was attributable to subscriptions in the amount of $1,181,655, net redemptions in the amount of $531,746 and a net gain from operations of $369,196.

Management Fees of $197,878, Client Servicing Fees of $27,275 (Series 1 Units only) and brokerage commissions of $23,360 were paid or accrued, and interest of $19,904 was earned or accrued on Man-AHL 130’s cash and cash equivalent investments, for the three months ended September 30, 2009.

Man-AHL 130 paid administrative expenses for legal, audit, accounting and administration services, limited to 1/12 of 0.50% per month of Man-AHL 130’s month-end NAV through March 2009.  Effective April 1, 2009, operating expenses in excess of 0.50% per annum of net asset value are no longer reimbursed by the Managing Member.  Professional and administrative fees and other expenses, paid or accrued, for the three months ended September 30, 2009 were $191,372.

Six months ended September 30, 2009:

Net assets attributable to Class A Units decreased $7,093,350 for the six months ended September 30, 2009.  This decrease was attributable to subscriptions in the amount of $823,666, net redemptions in the amount of $7,112,910 and a net loss from operations of $804,106.

Net assets attributable to Class B Units increased $854,871 for the six months ended September 30, 2009.  This increase was attributable to subscriptions in the amount of $3,117,987, net redemptions in the amount of $1,624,349 and a net loss from operations of $638,767.

Management Fees of $421,637, Client Servicing Fees of $52,647 (Series 1 Units only) and brokerage commissions of $46,688 were paid or accrued, and interest of $40,177 was earned or accrued on Man-AHL 130’s cash and cash equivalent investments, for the six months ended September 30, 2009.

Man-AHL 130 paid administrative expenses for legal, audit, accounting and administration services, limited to 1/12 of 0.50% per month of Man-AHL 130’s month-end NAV through March 2009.  Effective April 1, 2009, operating expenses in excess of 0.50% per annum of net asset value are no longer reimbursed by the Managing Member.  Professional and administrative fees and other expenses, paid or accrued, for the six months ended September 30, 2009 were $372,573.

Three months ended September 30, 2009:

During the three month period ended September 30, 2009, the agricultural component of the AHL Diversified Program posted a profit despite the majority of trades incurring a loss.  Short positions in wheat were the key driver as prices came under pressure from news that US harvests would meet and possibly exceed the year’s target.  It was an uncertain period for bond markets.  On the one hand, signs of an economic recovery took investors out of safe haven stocks in search of higher returns.  On the other hand, speculation that interest rates around the globe would stay at historical lows for the foreseeable future attracted buyers.  As a result the bond sector experienced a loss.  Trading in currency markets was volatile over the quarter, posting a gain in July and a loss in August before enjoying a strong September.  The main theme of the quarter was the weakening of the US dollar (which fell around 5% on a trade weighted basis).  Trading in energy markets ended up to be the largest drag on overall performance.  On a monthly basis, performance was relatively flat over July and August, with the bulk of losses coming in September.  Interest rate trading accrued a gain over the quarter led by long positions in Eurodollar and Short Sterling contracts.  The metals sector experienced a mixed quarter with strong performance in early September making up for earlier losses.  However, choppy markets towards the end of the period presented difficulties with the AHL Diversified Program failing to lock profits in.  Stock trading was the best performing sector within the AHL Diversified Program this quarter.  Generally, equities enjoyed one of their strongest quarters on record as economic data drove investors to price in a recovery and a return to economic growth.  Positions this quarter were almost entirely held long.

During the period ended September 30, 2009, the Man-Glenwood Funds’ commodity & macro managers posted positive results.  Rising prices in commodities and a depreciating US dollar benefited a number of managers in the space.  The distressed & credit style delivered strong results backed by a strong performance in credit markets during the quarter, as investors began to embrace a more optimistic corporate outlook.  Companies continued to reduce their leverage through debt exchanges, while tender offers and refinance maturities were settled through new issuance.  The equity hedge style ended the quarter in positive territory but underperformed benchmark equity indices.  The event driven style continued to do well this quarter.  The surge in equity values throughout the quarter benefited the net-long event driven managers, some of whom recorded double digit returns within their more concentrated portfolios.  The relative value style continued to outperform this quarter, with favorable movements in credit markets, less crowded trading conditions and an improved financing environment aiding manager performance.  The convertible arbitrage strategy remains the main performance driver for the style as rising liquidity levels and lower volatility provided the base for manager performance.  The variable equity style was significantly positive as managers increased gross and net exposures, enabling them to profit from surging equity markets.

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

During the period ended June 30, 2009, the Man-Glenwood Funds’ commodity and macro managers ended the quarter in positive territory as profits generated in May were able to offset the losses suffered in April and June.  Managers that returned gains in May generally did so by capitalizing on the US yield curve steepening, the rally energy prices and depreciation of the US dollar against most major currencies.
The distressed & credit style was the strongest contributor to the portfolio’s performance in the second quarter backed by strong credit markets.  Credit indices across the investment grade, high-yield, leveraged loan sectors posted one of their strongest quarters on record, with signs that the market believes the globally coordinated monetary and fiscal stimulus has caused the financial system to avert a more prolonged crisis.  The equity hedge style struggled during the first month of the quarter as short sellers sustained heavy losses as did other managers with large short exposures that tended to focus on what had been the weakest sectors year-to-date.  Event driven manages delivered solid performance over the quarter helped by a strong April and May as the broad-based rally across asset classes generally benefited long-biased managers.  The relative value style continued to make significant headway in the second quarter as the market rally coincided with nascent pattern of normalization across risk assets.  Credit markets embraced the positive sentiment enveloping equities and spreads are tighter across all major indices.  Variable equity managers produced positive returns each month on the quarter as they were able to benefit from the market rally in global equities.

Period ended September 30, 2008

30-September-08
Ending Equity (Class A Units)	$19,564,617
Ending Equity (Class B Units)	9,068,186
Ending Equity (Total)	$28,632,803

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

ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4T.                      Controls and Procedures

The Managing Member, with the participation of the Managing Member's principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to Man-AHL 130 as of the end of the fiscal quarter ended September

30, 2009.  Based on such evaluation, they have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in Man-AHL 130’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(iii) Man-AHL 130 has registered Class A Units of Limited Liability Company Interest and Class B Units of Limited Liability Company Interest.

(iv) Man-AHL 130 has registered 500,000 Class A Units and 500,000 Class B Units to be sold initially at $100 per Unit and, thereafter, at the month-end net asset value per outstanding Unit as of each month-end.  The aggregate initial offering price of each Class of Units registered is $50,000,000.  As of September 30, 2009, Man-AHL 130 completed the sale of 173,296.93 Class A Units and the aggregate offering price of the amount of Class A Units sold was $17,964,482.25 and 129,903.93 Class B Units and the aggregate offering price of the amount of Class B Units sold was $16,894,641.77.

(v) As of September 30, 2009, no expenses were incurred for the account of Man-AHL 130.

(vi) Net offering proceeds to Man-AHL 130 as of September 30, 2009 were $34,859,124.02.

(vii) As of September 30, 2009, the amount of net offering proceeds to Man-AHL 130 for commodity futures and forward trading and investment in the Man-Glenwood Funds totaled $34,859,124.02.

(viii) Not applicable.

(c)           Pursuant to Man-AHL 130’s Limited Liability Company Agreement, Unitholders may redeem their Units at the end of each calendar quarter at the then current quarter-end Net Asset Value per Unit.  If quarter-end redemptions are requested for more than 15% of Man-AHL 130’s total then-outstanding Units, each redemption request will be reduced pro rata so that only 15% of Man-AHL 130’s total then-outstanding Units are redeemed.  In order to pay redemption proceeds, it may be necessary for Man-AHL 130 to tender for repurchase a portion of its investment in the Man-Glenwood Funds.  Each Man-Glenwood Fund generally withholds 5% of the proceeds of a total repurchase from such Man-Glenwood Fund until the completion of the Man-Glenwood Fund’s annual audit.  The amount withheld from a total repurchase by Man-AHL 130 from the Man-Glenwood Funds will be approximately 1.5% of a Unitholder’s total investment.  Rather than withhold redemption proceeds from Unitholders redeeming Units, however, the Managing Member intends to pay the full redemption amount due to redeeming Unitholders and the amount subsequently paid to Man-AHL 130 by the Man-Glenwood Funds from the amount withheld will be a general asset of Man-AHL 130.  Other than any affect of the foregoing, the redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.  The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended September 30, 2009:

	Class A Units	Class B Units
Date of Redemption:	Amount Redeemed:	Amount Redeemed:
July 31, 2009	$0	$0
August 31, 2009	$0	$0
September 30, 2009	$3,400,785	$531,746
TOTAL	$3,400,785	$531,746
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 16, 2009.

Man-AHL 130, LLC
(Registrant)

By: Man Investments (USA) Corp.
Managing Member

By: /s/ Andrew Stewart

President, Director, Chief Executive Officer and Chief Operating Officer
(Principal Executive Officer)

By: /s/ Alicia Borst Derrah

Director, Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

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