Form 10-Q
period 2009-12-31
MAN-AHL 130, LLC
filed 2010-02-16
CIK 1326101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________ to ___________

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
Yes [  ]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]    No [X]

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Man-AHL 130, LLC

STATEMENTS OF FINANCIAL CONDITION (a)
STATEMENTS OF OPERATIONS (b)
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (c)
STATEMENTS OF CASH FLOWS (c)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(a)	At December 31, 2009 (unaudited) and March 31, 2009
(b)	For the three months ended December 31, 2009 and 2008 (unaudited) and for the nine months ended December 31, 2009 and 2008 (unaudited)
(c)	For the nine months ended December 31, 2009 and 2008 (unaudited)

MAN-AHL 130, LLC

STATEMENTS OF FINANCIAL CONDITION
	December 31, 2009
	(Unaudited)	March 31, 2009

ASSETS:

Equity in forwards and commodity futures trading accounts:
Net unrealized trading gains on open derivatives contracts	$610,414	$414,026
Due from broker	2,862,688	2,645,663

Investment in Man-Glenwood Lexington, LLC,
at fair value (cost $2,663,736 and $6,490,273, respectively)	2,449,450	5,691,325
Investment in Man-Glenwood Lexington TEI, LLC,
at fair value (cost $4,344,666 and $4,837,500, respectively)	4,184,975	4,455,049
Cash and cash equivalents	13,840,716	19,860,608
Redemption receivable from Man-Glenwood Lexington, LLC	800,270	101,560
Redemption receivable from Man-Glenwood Lexington TEI, LLC	349,277	—
Expense reimbursement receivable	—	240,424
Interest receivable	541	171

TOTAL	$25,098,331	$33,408,826

LIABILITIES & MEMBERS' EQUITY:

Equity in forwards and commodity futures trading accounts:
Net unrealized trading losses on open
derivatives contracts	$341,913	$405,974
Redemptions payable	3,606,527	156,281
Accrued professional fees payable	161,230	89,875
Subscriptions received in advance	—	744,666
Management fees payable	87,173	115,512
Accrued administrative fees payable	75,000	62,500
Client servicing fees payable	25,755	22,960
Other liabilities	5,877	2,803

Total liabilities	4,303,475	1,600,571

MEMBERS' EQUITY:

Class A Series 1 Members
(8,586.893 and 6,099.598 units outstanding, respectively)	1,017,251	802,089

Class A Series 2 Members
(54,249.239 and 126,703.991 units outstanding, respectively)	6,629,772	17,027,572

Class B Series 1 Members
(50,682.588 and 48,348.641 units oustanding, respectively)	6,014,885	6,379,233

Class B Series 2 Members
(58,260.909 and 56,356.575 units outstanding, respectively)	7,132,948	7,599,361

Total Members' equity	20,794,856	31,808,255

TOTAL	$25,098,331	$33,408,826

NET ASSET VALUE PER UNIT OUTSTANDING - CLASS A SERIES 1 MEMBERS	$118.47	$131.50

NET ASSET VALUE PER UNIT OUTSTANDING - CLASS A SERIES 2 MEMBERS	$122.21	$134.39

NET ASSET VALUE PER UNIT OUTSTANDING - CLASS B SERIES 1 MEMBERS	$118.68	$131.94

NET ASSET VALUE PER UNIT OUTSTANDING - CLASS B SERIES 2 MEMBERS	$122.43	$134.84

See notes to financial statements.

MAN-AHL 130, LLC

STATEMENTS OF OPERATIONS (UNAUDITED)
	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008

INVESTMENT INCOME:
Interest income	$18,216	$74,868	$58,393	$252,458

EXPENSES:
Management fees	174,434	252,692	596,071	623,472
Incentive fees	—	884,066	—	1,156,176
Client servicing fees	25,727	21,051	78,374	40,877
Brokerage commissions	26,763	15,249	73,451	81,916
Professional fees	78,685	87,250	313,185	261,750
Administrative fees	37,500	37,500	112,500	112,500
Other	22,344	3,821	85,417	9,676

TOTAL EXPENSES	365,453	1,301,629	1,258,998	2,286,367

Less reimbursed expenses	—	(83,613)	—	(270,181)

Net expenses	365,453	1,218,016	1,258,998	2,016,186

NET INVESTMENT LOSS	(347,237)	(1,143,148)	(1,200,605)	(1,763,728)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS AND FOREIGN CURRENCY:

Net realized trading gains (losses) on closed derivatives contracts and foreign currency transactions	(88,277)	6,531,805	(2,355,441)	5,207,805
Net change in unrealized trading gains (losses) on open derivatives contracts and translation of assets and liabilities denominated in foreign currencies	(1,021,151)	1,144,925	260,449	1,098,506
Net realized losses on investment in Man-Glenwood Lexington, LLC	(69,960)	(70,510)	(356,489)	(104,272)
Net realized losses on investment in Man-Glenwood Lexington TEI, LLC	(13,303)	—	(28,596)	—
Net change in unrealized appreciation (depreciation) on investment in Man-Glenwood Lexington, LLC	80,861	(168,098)	584,662	(813,606)
Net change in unrealized appreciation (depreciation) on investment in Man-Glenwood Lexington TEI, LLC	28,680	(129,465)	222,760	(402,914)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS AND FOREIGN CURRENCY	(1,083,150)	7,308,657	(1,672,654)	4,985,519

Net income (loss)	$(1,430,387)	$6,165,509	$(2,873,260)	$3,221,791

Net income (loss) per unit outstanding - Class A Series 1	$(7.35)	$23.26	$(11.04)	$13.41

Net income (loss) per unit outstanding - Class A Series 2	$(7.04)	$24.05	$(12.85)	$11.58

Net income (loss) per unit outstanding - Class B Series 1	$(7.25)	$23.06	$(12.86)	$22.33

Net income (loss) per unit outstanding - Class B Series 2	$(7.05)	$23.63	$(12.56)	$19.85

See notes to financial statements.

MAN-AHL 130, LLC

STATEMENTS OF CHANGES IN MEMBERS' EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2009

	CLASS A SERIES 1		CLASS A SERIES 2		CLASS B SERIES 1		CLASS B SERIES 2		TOTAL

	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members' equity at April 1, 2009	$802,089	6,099.598	$17,027,572	126,703.991	$6,379,233	48,348.641	$7,599,361	56,356.575	$31,808,255	237,508.805

Subscriptions	783,666	6,138.090	65,000	486.642	1,561,184	12,285.514	1,652,910	12,773.422	4,062,760	31,683.668

Redemptions	(453,358)	(3,650.795)	(9,184,063)	(72,941.394)	(1,196,186)	(9,951.561)	(1,369,292)	(10,869.088)	(12,202,899)	(97,412.838)

Net loss	(115,146)	—	(1,278,737)	—	(729,346)	—	(750,031)	—	(2,873,260)	—

Members' equity at December 31, 2009	$1,017,251	8,586.893	$6,629,772	54,249.239	$6,014,885	50,682.594	$7,132,948	58,260.909	$20,794,856	171,779.635

NET ASSET VALUE PER UNIT OUTSTANDING AT DECEMBER 31, 2009	$118.47		$122.21		$118.68		$122.43

FOR THE NINE MONTHS ENDED DECEMBER 31, 2008

	CLASS A SERIES 1		CLASS A SERIES 2		CLASS B SERIES 1*		CLASS B SERIES 2*		TOTAL

	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members' equity at April 1, 2008	$348,997	2,647.132	$20,059,635	150,751.032	$—	—	$—	—	$20,408,632	153,398.164

Subscriptions	485,400	3,740.331	1,205,416	9,375.410	5,577,230	43,739.769	7,148,343	54,591.372	14,416,389	111,446.882

Redemptions	(32,617)	(230.610)	(4,800,000)	(33,309.970)	—	—	(152,151)	(1,226.308)	(4,984,768)	(34,766.888)

Net income	69,062	—	1,809,321	—	627,304	—	716,104	—	3,221,791	—

Members' equity at December 31, 2008	$870,842	6,156.853	$18,274,372	126,816.472	$6,204,534	43,739.769	$7,712,296	53,365.064	$33,062,044	230,078.158

NET ASSET VALUE PER UNIT OUTSTANDING AT DECEMBER 31, 2008	$141.44		$144.10		$141.85		$144.52

* Class B Series 1 and Class B Series 2 commenced trading on April 1, 2008.
See notes to financial statements.

MAN-AHL 130, LLC

STATEMENTS OF CASH FLOWS (UNAUDITED)
	For the nine	For the nine
	months ended	months ended
	December 31, 2009	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$(2,873,260)	$3,221,791

Adjustments to reconcile net gain (loss) to
net cash used in operating activities:
Net change in unrealized trading losses on open derivative contracts and translation of assets and liabilities denominated in
foreign currencies	(260,449)	(1,098,506)
Purchase of investment in Man-Glenwood Lexington, LLC	(82,025)	(2,222,000)
Sale of investment in Man-Glenwood Lexington, LLC	2,853,363	451,000
Purchase of investment in Man-Glenwood Lexington TEI, LLC	(168,789)	(4,728,500)
Sale of investment in Man-Glenwood Lexington TEI, LLC	283,750	—
Net realized losses on investment in Man-Glenwood Lexington, LLC	356,489	104,272
Net realized loss on investment in Man-Glenwood
Lexington TEI, LLC	28,596	—
Net change in unrealized (appreciation) depreciation
on investment in Man-Glenwood Lexington, LLC	(584,662)	813,606
Net change in unrealized (appreciation) depreciation
on investment in Man-Glenwood Lexington TEI, LLC	(222,760)	402,914
Changes in:
Due from broker	(217,025)	(5,368,499)
Expense reimbursement receivable	240,424	30,477
Interest receivable	(370)	2,927
Management fees payable	(28,339)	(5,416)
Incentive fees payable	—	(253,761)
Brokerage commissions payable	—	(98,588)
Accrued professional fees payable	71,355	36,952
Accrued administrative fees payable	12,500	(36,371)
Client servicing fees payable	2,795	19,983
Other liabilities	3,074	805

Net cash used in operating activities	(585,333)	(8,726,914)

FINANCING ACTIVITIES:
Capital subscriptions	3,318,094	14,615,973
Capital redemptions	(8,752,653)	(124,999)

Net cash provided by (used in) financing activities	(5,434,559)	14,490,974

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,019,892)	5,764,060

CASH AND CASH EQUIVALENTS - Beginning of period	19,860,608	13,883,114

CASH AND CASH EQUIVALENTS - End of period	$13,840,716	$19,647,174

See notes to financial statements.

MAN-AHL 130, LLC
(A Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL 130, LLC’s (the “Company”) financial condition at December 31, 2009 and the results of its operations for the three months and nine months ended December 31, 2009 and 2008.  These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2009.  The March 31, 2009 information has been derived from the audited financial statements as of March 31, 2009.

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

Amounts due from broker include cash held at brokers and cash posted as collateral or variation margin.  Included in due from broker on the statements of financial condition is $1,058,156 of cash restricted as collateral held.

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

In September 2009, the FASB issued Accounting Standard Update No. 2009-12, Investments in Certain Entities that Calculate Net Asset value per share (or its equivalent), an amendment of Fair Value Measurements and Disclosure (Topic 820), or ASU 2009-12. This amendment provides additional guidance on using the net asset value per share, provided by an investee, when estimating the fair value of an alternate investment that does not have a readily determinable fair value and enhances the disclosures concerning these investments. Examples of alternate investments, within the scope of this amendment, include investments in hedge funds, private equity funds, real estate funds, and venture capital partnerships. This amendment is effective for interim and annual periods ending after December 15, 2009. As of December 31, 2009, the fair value of the Company’s investments in MEI and TEI were measured using the net asset value of each fund as reported by MI USA LLC.  Additionally, based on the guidance included in ASU 2009-12, the Company has determined that its investments in MEI and TEI should be classified as “Level 2” investments.

		Fair Value Measurements

Description	Value as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Net unrealized trading gains on open futures contracts	$595,559	$595,559	$—	$—

Net unrealized trading gains (losses) on open forward contracts	(327,058)	—	(327,058)	—

Investment in Man-Glenwood Lexington, LLC	2,449,450	—	2,449,450	—

Investment in Man-Glenwood Lexington TEI, LLC	4,184,975	—	4,184,975	—

Cash equivalents*	13,831,754	13,831,754	—	—

Total	$20,734,680	$14,427,313	$6,307,367	$—

* Represents money market fund included in cash and cash equivalents on statement of financial condition.

The following is a reconciliation of the investments in which significant unobservable inputs (Level 3) were used in determining value (see Note 2):

Man-Glenwood Lexington, LLC	For the nine months ended December 31, 2009	Man-Glenwood Lexington TEI , LLC	For the nine months ended December 31, 2009

Beginning Balance as of 10/1/09	$5,691,325	Beginning Balance as of 10/1/09	4,455,049
Realized loss	—	Realized loss	—
Change in unrealized appreciation	—	Change in unrealized appreciation	—
Net purchase/sales	—	Net purchase/sales	—
Net transfers in and/or out of Level 3	(5,691,325)	Net transfers in and/or out of Level 3	(4,455,049)
Ending Balance as of 12/31/09	$—	Ending Balance as of 12/31/09	$—

4.	DERIVATIVE TRANSACTIONS

The Company has adopted the provisions of FASB ASC 815, Derivatives and Hedging (“ASC 815”) (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 133”)).  ASC 815 intends to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivate instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Adoption of ASC 815 affected disclosures only and had no impact on the Company’s financial condition, results of operations or cash flows.

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

During the three months ended December 31, 2009, the Company traded 11,516 exchange traded future contracts and settled 5,896 OTC forward contracts.  During the nine months ended December 31, 2009, the Company traded 33,577 exchange traded future contracts and settled 15,745 OTC forward contracts.

For exchange-traded contracts, the clearing organization functions as the counterparty of specific transactions and, therefore, bears the risk of delivery to and from counterparties to specific positions, which mitigates the credit risk of these instruments.  At December 31, 2009 and March 31, 2009, estimated credit risk with regard to forward contracts was $14,855 and $0, respectively.

The following table presents the fair value of the Company’s derivative instruments and statements of financial condition location.

	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments
	December 31, 2009		December 31, 2009

	Statement of Financial Condition	Fair Value**	Statement of Financial Condition	Fair Value**
Open forward contracts	Net unrealized trading gains on open forward contracts	$667,543	Net unrealized trading losses on open forward contracts	$(994,601)
Open futures contracts	Net unrealized trading gains on open futures contracts	686,523	Net unrealized trading losses on open futures contracts	(90,964)
Total Derivatives		$1,354,066		$(1,085,565)

** Open forward and future contracts are presented on the gross basis for the purposes of the tables above. Net unrealized trading gains and losses are netted by counterparty and presented in the statement of financial condition in accordance with generally accepted accounting principles related to the right of offset.

The following table presents the impact of derivative instruments on the statement of operations. The Company did not designate any derivatives as hedging instruments for the three months ended December 31, 2009 or nine months ended December 31, 2009.

		For the Three Months Ended December 31, 2009
Derivatives not designated as hedging instruments	Location of gain (loss) recognized in Income on Derivatives	Gain (Loss) on Derivatives

Forward Contracts	Net realized trading gains on closed contracts	$138,266
	Net change in unrealized trading losses on open contracts	(568,743)
Futures Contracts	Net realized trading losses on closed contracts	(226,543)
	Net change in unrealized trading losses on open contracts	(452,408)
Total		$(1,109,428)

		For the Nine Months Ended December 31, 2009
Derivatives not designated as hedging instruments	Location of gain (loss) recognized in Income on Derivatives	Gain (Loss) on Derivatives

Forward Contracts	Net realized trading losses on closed contracts	$(373,089)
	Net change in unrealized trading gains on open contracts	78,912
Futures Contracts	Net realized trading losses on closed contracts	(1,982,352)
	Net change in unrealized trading gains on open contracts	181,537
Total		$(2,094,992)

5.   SUBSEQUENT EVENTS

Effective for interim and annual periods ending after June 15, 2009, the Company adopted the provisions of ASC 855, Subsequent Events (“ASC 855”) (formerly, SFAS No. 165, Subsequent Events).  The Managing Member has evaluated the impact of all subsequent events on the Company through February 16, 2010, the date the financial statements were issued and has determined there were subsequent events as follows:

In February 2010, the Managing Member announced its intention to cease the operations of the Company effective March 31, 2010.

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

Results of Operations

Man-AHL 130 was organized on April 14, 2005 under the Delaware Limited Liability Company Act, and its Registration Statement under the Securities Act of 1933, as amended, became effective on February 1, 2007.  Man-AHL 130 commenced trading operations April 2, 2007 in respect of its Class A Units.  During its operations for the three months and nine months ending December 31, 2009, Man-AHL 130 experienced no meaningful periods of illiquidity in any of the markets traded by the AHL Diversified Program.

Due to the nature of Man-AHL 130’s business activities being trading in the futures and forward markets and investing in the Man-Glenwood Funds, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Period Ended December 31, 2009:

31-December-09
Ending Equity (Class A Units)	$7,647,023
Ending Equity (Class B Units)	13,147,833
Ending Equity (Total)	$20,794,856

Three months ended December 31, 2009:

Net assets attributable to Class A Units decreased $3,089,288 for the three months ended December 31, 2009.  This decrease was attributable to subscriptions in the amount of $25,000 redemptions in the amount of $2,524,511 and a net loss from operations of $589,777.

Net assets attributable to Class B Units decreased $1,685,632 for the three months ended December 31, 2009.  This decrease was attributable to subscriptions in the amount of $96,107, redemptions in the amount of $941,129 and a net loss from operations of $840,610.

Management Fees of $174,434, Client Servicing Fees of $25,727 (Series 1 Units only) and brokerage commissions of $26,763 were paid or accrued, and interest of $18,216 was earned or accrued on Man-AHL 130’s cash and cash equivalent investments, for the three months ended December 31, 2009.

Man-AHL 130 paid administrative expenses for legal, audit, accounting and administration services, limited to 1/12 of 0.50% per month of Man-AHL 130’s month-end NAV through March 2009.  Effective April 1, 2009, operating expenses in excess of 0.50% per annum of net asset value are no longer reimbursed by the Managing Member.  Professional and administrative fees and other expenses, paid or accrued, for the three months ended December 31, 2009 were $138,529.

Nine months ended December 31, 2009:

Net assets attributable to Class A Units decreased $10,182,638 for the nine months ended December 31, 2009.  This decrease was attributable to subscriptions in the amount of $848,666 redemptions in the amount of $9,637,421 and a net loss from operations of $1,393,883.

Net assets attributable to Class B Units decreased $830,761 for the nine months ended December 31, 2009.  This increase was attributable to subscriptions in the amount of $3,214,094, redemptions in the amount of $2,565,478 and a net loss from operations of $1,479,377.

Management Fees of $596,071, Client Servicing Fees of $78,374 (Series 1 Units only) and brokerage commissions of $73,451 were paid or accrued, and interest of $58,393 was earned or accrued on Man-AHL 130’s cash and cash equivalent investments, for the nine months ended December 31, 2009.

Man-AHL 130 paid administrative expenses for legal, audit, accounting and administration services, limited to 1/12 of 0.50% per month of Man-AHL 130’s month-end NAV through March 2009.  Effective April 1, 2009, operating expenses in excess of 0.50% per annum of net asset value are no longer reimbursed by the Managing Member.  Professional and administrative fees and other expenses, paid or accrued, for the nine months ended December 31, 2009 were $511,102.

Three months ended December 31, 2009:

During the three month period ended December 31, 2009, short positions in grains suffered early in the period as prices rallied on poor weather forecasts for various exporting regions.  Bond market trading posted a loss over the fourth quarter as long positions, with the exception of Australian bonds, were affected by directionless moves.  Bond markets were particularly impacted by the uncertainty surrounding the future path of interest rates.  With respect to currencies, there were two main drivers of returns over the period; the U.S. dollar and the Japanese yen.  The energy sector posted a loss over the quarter. The majority of losses were attributed to crude oil and other oil related products as positions whipsawed as prices tended to be highly volatile over the period.  Trading in the interest rate sector finished the quarter with a flat return as profits from Eurodollar trading completely offset losses attributed to Euribor contracts.  Market interest rate expectations were divided over the period, with speculation seesawing as to the timing of a return to more elevated interest rate levels.  Trading in metals markets posted the largest gain for the program over the period. The majority of positions were long over the quarter and hence benefitted from the general tick up in commodity prices.  As far as trading in stock indices, long positions benefitted from a continuation of the bullish investor sentiment which has seen some markets rally over fifty percent from their March lows.

During the period ended December 31, 2009, the Man-Glenwood Funds’ equity hedged style recovered to register a gain for the period after a slow start to the quarter. Performance was spread across regions, with U.S. and emerging market managers leading the way.  The event driven style closed out the year in fine form. As has been the case for much of 2009, distressed managers generated most of the gains.  There were modest gains this quarter for global macro managers, as losses in December detracted from what was shaping up to be a strong end to the year. Global traders and commodities managers both contributed to performance.  For our managed futures funds, it was a difficult quarter. Flattish performance in November was sandwiched between losses in October and December, leaving the style in negative territory for the year.  The relative value style had another strong showing to finish the year with further gains. The greatest contribution came from the convertible bond arbitrage strategy which enjoyed a very profitable period.

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

Period Ended December 31, 2008

31-December-08
Ending Equity (Class A Units)	$19,145,214
Ending Equity (Class B Units)	13,916,830
Ending Equity (Total)	$33,062,044

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

ITEM 3.             Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4T.           Controls and Procedures

The Managing Member, with the participation of the Managing Member's principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to Man-AHL 130 as of the end of the fiscal quarter ended December

31, 2009.  Based on such evaluation, they have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in Man-AHL 130’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(iii) Man-AHL 130 has registered Class A Units of Limited Liability Company Interest and Class B Units of Limited Liability Company Interest.

(iv) Man-AHL 130 has registered 500,000 Class A Units and 500,000 Class B Units to be sold initially at $100 per Unit and, thereafter, at the month-end net asset value per outstanding Unit as of each month-end.  The aggregate initial offering price of each Class of Units registered is $50,000,000.  As of December 31, 2009, Man-AHL 130 completed the sale of 173,493.56 Class A Units and the aggregate offering price of the amount of Class A Units sold was $17,989,482.25 and 131,787.29 Class B Units and the aggregate offering price of the amount of Class B Units sold was $17,131,641.77.

(v) As of December 31, 2009, no expenses were incurred for the account of Man-AHL 130.

(vi) Net offering proceeds to Man-AHL 130 as of December 31, 2009 were $35,121,124.02.

(vii) As of December 31, 2009, the amount of net offering proceeds to Man-AHL 130 for commodity futures and forward trading and investment in the Man-Glenwood Funds totaled $35,121,124.02.

(viii) Not applicable.

(c)           Pursuant to Man-AHL 130’s Limited Liability Company Agreement, Unitholders may redeem their Units at the end of each calendar quarter at the then current quarter-end Net Asset Value per Unit.  If quarter-end redemptions are requested for more than 15% of Man-AHL 130’s total then-outstanding Units, each redemption request will be reduced pro rata so that only 15% of Man-AHL 130’s total then-outstanding Units are redeemed.  In order to pay redemption proceeds, it may be necessary for Man-AHL 130 to tender for repurchase a portion of its investment in the Man-Glenwood Funds.  Each Man-Glenwood Fund generally withholds 5% of the proceeds of a total repurchase from such Man-Glenwood Fund until the completion of the Man-Glenwood Fund’s annual audit.  The amount withheld from a total repurchase by Man-AHL 130 from the Man-Glenwood Funds will be approximately 1.5% of a Unitholder’s total investment.  Rather than withhold redemption proceeds from Unitholders redeeming Units, however, the Managing Member intends to pay the full redemption amount due to redeeming Unitholders and the amount subsequently paid to Man-AHL 130 by the Man-Glenwood Funds from the amount withheld will be a general asset of Man-AHL 130.  Other than any affect of the foregoing, the redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.  The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended December 31, 2009:

	Class A Units	Class B Units
Date of Redemption:	Amount Redeemed:	Amount Redeemed:
October 31, 2009	$0	$0
November 30, 2009	$0	$0
December 31, 2009	$2,524,514	$941,129
TOTAL	$2,524,514	$941,129
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 16, 2010.

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