Form 10-K/A
period 2009-03-31
MAN-AHL 130, LLC
filed 2010-03-22
CIK 1326101

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

Explanatory Note:

The sole purpose of this Amendment No 1 to Registrant's Annual Report on Form 10-K is to included on the audit report the name of the city and state in which the audit report was issued.

PART I

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

(a)(3)   Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation                      Description

13.01	Report of Independent Registered Public Accounting Firm

(Amended)

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.4	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.3	Section 1350 Certification of Principal Executive Officer

32.4	Section 1350 Certification of Principal Financial Officer

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March, 2010.

MAN-AHL 130, LLC

By:	Man Investments (USA) Corp., Managing Member

By:	/s/ Alicia B. Derrah
Alicia B. Derrah
Chief Execuive Officer

EXHIBIT INDEX

The following exhibits are included herewith.

Designation                    Description

13.01	Report of Independent Registered Public Accounting Firm

(Amended)

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.4	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.3	Section 1350 Certification of Principal Executive Officer

32.4	Section 1350 Certification of Principal Financial Officer

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